Form 10-Q
period 2012-06-30
Mid-Con Energy Partners, LP
filed 2012-08-09
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of August 9, 2012, the registrant had 18,299,549 common units and general partner units outstanding.

PART I

FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward–looking statement”). These forward–looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

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

All of these types of statements, other than statements of historical fact included in this Form 10-Q, are forward-looking statements. These forward-looking statements may be found in Item 1. “Financial Statements,” Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items within this Form 10-Q. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” “goal,” “forecast,” “guidance,” “might,” “scheduled” and the negative of such terms or other comparable terminology.

The forward-looking statements contained in this Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report”). This document is available through our web site, www.midconenergypartners.com or through the Securities and Exchange Commission’s (“SEC”) Electronic Data Gathering and Analysis Retrieval System at www.sec.gov. All forward-looking statements speak only as of the date made, and other than as required by law; we do not intend to update or revise any forward-looking statements as a result of new information, future events, changes in expectations or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

INFORMATION AVAILABLE ON OUR WEBSITE

We make available, free of charge, on our website (www.midconenergypartners.com) copies of our Annual Reports,
Form 10-Qs, Current Reports on Form 8-K, amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or
15(d) of the Exchange Act and reports of holdings of our securities filed by our officers and directors under Section 16 of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. Copies of our Code of Business Conduct and Ethics, Governance Guidelines, Partnership Agreement and the written charter of our Audit Committee are also available on our website, and we will provide copies of these documents upon request. Our website and any contents thereof are not incorporated by reference into this report.

We also make available on our website the Interactive Data Files required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of units)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,964	$228
Accounts receivable:
Oil and gas sales	3,998	5,018
Other receivables	824	2,405
Derivative financial instruments	6,941	1,028
Prepaids and other	152	25

Total current assets	15,879	8,704

PROPERTY AND EQUIPMENT, at cost:
Oil and gas properties, successful efforts method:
Proved properties	119,567	97,269
Accumulated depletion, depreciation and amortization	(16,112)	(11,403)

Total property and equipment, net	103,455	85,866

DERIVATIVE FINANCIAL INSTRUMENTS	5,332	1,505
OTHER ASSETS	482	536

Total assets	$125,148	$96,611

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,996	$4,575
Accrued liabilities	4	138
Other payables	—	1,630

Total current liabilities	4,000	6,343

LONG-TERM DEBT	58,000	45,000

ASSET RETIREMENT OBLIGATIONS	2,675	1,919

EQUITY, per accompanying statements:
Partnership equity
General partner interest	1,638	1,299
Limited partners- 17,789,561 units and 17,640,000 units issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	58,835	42,050

Total equity	60,473	43,349

Total liabilities and equity	$125,148	$96,611

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Operations

(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Oil sales	$13,662	$8,798	$28,998	$15,609
Natural gas sales	182	312	353	658
Realized gain (loss) on derivatives, net	903	(631)	769	(715)
Unrealized gain on derivatives, net	14,514	2,198	9,741	1,046

Total Revenues	29,261	10,677	39,861	16,598

Operating costs and expenses:
Lease operating expenses	2,778	1,908	4,725	3,550
Oil and gas production taxes	42	346	713	656
Dry holes and abandonments of unproved properties	—	259	—	772
Depreciation, depletion and amortization	2,397	893	4,709	2,418
Accretion of discount on asset retirement obligations	30	32	57	32
General and administrative	1,239	385	4,869	534

Total operating costs and expenses	6,486	3,823	15,073	7,962

Income from operations	22,775	6,854	24,788	8,636

Other income (expense):
Interest income and other	3	32	5	62
Interest expense	(350)	(162)	(703)	(237)
Gain on sale of assets	—	1,204	—	1,209
Other revenue and expenses, net	—	348	—	576

Total other income (expense)	(347)	1,422	(698)	1,610

Net income	$22,428	$8,276	$24,090	$10,246

Computation of net income per limited partner unit:
General partners’ interest in net income	$444	$166	$477	$203

Limited partners’ interest in net income	$21,984	$8,110	$23,613	$10,043

Net income per limited partner unit (basic and diluted)	$1.24	$0.46	$1.33	$0.57
Weighted average limited partner units outstanding:
(basic and diluted)	17,790	17,640	17,790	17,640

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities:
Net income	$24,090	$10,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,709	2,418
Debt placement fee amortization	54	—
Accretion of discount on asset retirement obligations	57	32
Dry holes and abandonments of unproved properties	—	772
Unrealized gain on derivative instruments, net	(9,741)	(1,046)
Gain on sale of assets	—	(1,209)
Equity-based compensation	2,690	—
Changes in operating assets and liabilities:
Accounts receivable	1,020	(2,162)
Other receivable	(824)	—
Other current assets	2,277	(48)
Accounts payable and accrued liabilities	52	(3,733)
Revenues payable	—	42
Advance billings and other	—	(120)

Net cash provided by operating activities	24,384	5,192

Cash Flows from Investing Activities:
Additions to oil and gas properties	(7,566)	(11,825)
Additions to other property and equipment	—	(679)
Acquisitions of oil and natural gas properties	(16,426)	(8,161)
Proceeds from sale of other property and equipment	—	1,219
Proceeds from sale of investment in subsidiary, net of cash sold	—	2,095
Proceeds from sale of property and equipment to subsidiary, net of cash sold	—	4,000

Net cash used in investing activities	(23,992)	(13,351)

Cash Flows from Financing Activities:
Proceeds from line of credit	16,000	15,950
Payments on line of credit	(3,000)	(7,900)
Borrowings on note payable	—	412
Payments on note payable	—	(84)
Distributions paid	(9,656)	—
Repurchase of common units	—	(1)

Net cash provided by financing activities	3,344	8,377

Net increase in cash and cash equivalents	3,736	218
Beginning cash and cash equivalents	228	222

Ending cash and cash equivalents	$3,964	$440

Supplemental Cash Flow Information:

Cash paid for interest	$673	$189

Non-Cash Investing and Financing Activities:

Accrued capital expenditures - oil and gas properties	$932	$310

Notes receivable from officers, directors and employees	$—	$58

Deferred gain on sale of property and equipment to subsidiary	$—	$2,766

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

	General Partner	Limited Partner		Total Equity
		Units	Amount
	(Unaudited)
Balance, December 31, 2011	$1,299	17,640	$42,050	$43,349
Distributions	(191)		(9,465)	(9,656)
Equity-based compensation	53	150	2,637	2,690
Net income	477		23,613	24,090

Balance, June 30, 2012	$1,638	17,790	$58,835	$60,473

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

In December 2011, Mid-Con Energy I, LLC and Mid-Con Energy II, LLC (together, “our predecessor”), merged into our wholly owned subsidiary, Mid-Con Energy Properties, LLC.

Basis of Presentation

Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report for the year ended December 31, 2011.

All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Unaudited Condensed Consolidated Financial Statements, all dollar and unit amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated.

Note 2. Acquisitions

During June 2012, we acquired certain oil properties located in the Northeastern Oklahoma core area, and additional working interests in our existing units in the Southern Oklahoma core area, in unrelated transactions. The combined purchase prices for these properties have been reflected in the unaudited condensed consolidated financial statements. We paid approximately $16.4 million in aggregate consideration for these properties. The transactions were financed using existing cash and proceeds from our credit facility.

Note 3. Equity Awards

We have a long-term incentive program (the “Plan”) for employees, officers, consultants and directors of our general partner and affiliates, including Mid-Con Energy Operating, Inc. (“Mid-Con Energy Operating”), who perform services for us. The Plan allows for the award of unit options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights granted with phantom units, and other types of awards. As of June 30, 2012, the Plan permits the grant of awards covering an aggregate of 1,764,000 units under the Form S-8 we filed with the SEC on January 25, 2012.

In January 2012, we issued 125,000 unrestricted common units (“URUs”) to employees, officers, directors and consultants of our general partner and affiliates. Also, in January 2012, we issued 24,561 restricted common units (“RUs”) that have a three-year vesting period. The fair market value of both the URUs and RUs was based on the closing price of our common units at the date of the awards, which was $20.90 per unit. The RUs are subject to forfeiture and we assume a 10% forfeiture rate for the RUs to estimate our equity-based compensation expense. These costs are reported as a component of general and administrative expense in our unaudited condensed consolidated statements of operations. The equity-based compensation expense for the three and six months ended June 30, 2012 was $0.1 million and $2.7 million, respectively. There was no equity-based compensation expense for the three and six months ended June 30, 2011.

Note 4. Derivative Financial Instruments

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

We have elected not to designate any of our positions as cash flow hedges for accounting purposes and, accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts as “Unrealized gains on derivatives, net” in our unaudited condensed consolidated statements of operations. Pursuant to the accounting standard that permits netting of assets and liabilities where the right of offset exists, we present the fair value of derivative financial instruments on a net basis.

As of June 30, 2012, we had the following oil derivative open positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged
Swaps - July 2012 through December 2012	$101.85			222,000
Collars - July 2012 through December 2012		$100.00	$117.00	36,000
Swaps - 2013	$100.30			408,000
Collars - 2013		$100.00	$111.00	72,000
Swaps - 2014	$97.87			240,000

The fair value and location of our derivatives in our condensed consolidated balance sheets was as follows:

	Asset Derivatives		Liability Derivatives
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivative financial instruments- current asset	$6,941	$1,028	$—	$—
Derivative financial instruments- long term asset	5,332	1,505	—	—
Derivative financial instruments- current liability	—	—	—	—
Derivative financial instruments- long term liability	—	—	—	—

	$12,273	$2,533	$—	$—

The following table presents the impact of derivative financial instruments and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Realized gain (loss) on derivatives, net	$903	$(631)	$769	$(715)
Unrealized gain (loss) on derivatives, net	14,514	2,198	9,741	1,046

	$15,417	$1,567	$10,510	$331

Note 5. Fair Value Disclosures

Fair Value of Financial Instruments

The carrying amounts reported in our balance sheet for cash, accounts receivable, accounts payable and derivative financial instruments approximate their fair values. The carrying amount of long-term debt under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us.

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3
	(in thousands)
June 30, 2012
Assets and Liabilities Measured at Fair Value on a Recurring Basis
- Derivative financial instruments- asset	$—	$12,273	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
- Asset retirement obligations	$—	$—	$699

December 31, 2011
Assets and Liabilities Measured at Fair Value on a Recurring Basis
- Derivative financial instruments- asset	$—	$2,533	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
- Asset retirement obligations	$—	$—	$716

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation techniques or related inputs for the six months ended June 30, 2012.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We estimate the fair value of the asset retirement obligations based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note 6 for a summary of changes in asset retirement obligations.

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

Note 6. Asset Retirement Obligations

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

Our AROs represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their production lives, in accordance with applicable state laws. We determine our asset retirement obligations by calculating the present value of estimated cash flow related to the liability. Each year we review and, to the extent necessary, revise our asset retirement obligation estimates.

Changes in our asset retirement obligations are as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(in thousands)
Asset retirement obligation – beginning of period:	$1,919	$2,148
Liabilities incurred for new wells	278	370
Disposition of wells	—	(1,024)
Revision of estimates	421	347
Accretion expense	57	78

Asset retirement obligation – end of period:	$2,675	$1,919

As of June 30, 2012 and December 31, 2011, $2.7 million and $1.9 million, respectively, of our ARO is classified as long-term and is reported as “Asset Retirement Obligations” in our unaudited condensed consolidated balance sheets.

Note 7. Debt

As of June 30, 2012, our credit facility consists of a $250.0 million senior secured revolving facility that expires in December 2016. Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiary. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. The facility requires us and our subsidiary to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as such terms are defined in the Credit Agreement) of not more than 4.0 to 1.0, and a ratio of consolidated current assets to consolidated current liabilities of not less than 1.0 to 1.0. As of June 30, 2012 and December 31, 2011, we were in compliance with all debt covenants.

Borrowings under the credit agreement bear interest at a floating rate based on, at our election: (i) the greater of the prime rate of the Royal Bank of Canada, the federal funds effective rate plus 0.50%, or the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. For the three months ended June 30, 2012, the average effective interest rate was approximately 2.5%. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

On April 23, 2012, the borrowing base under our credit facility was increased from $75.0 million to $100.0 million and Wells Fargo Bank, N.A. was added as an additional lender. No other material terms of the original credit agreement were amended. Borrowings under the facility may not exceed our current borrowing base of $100.0 million. The borrowing base is determined by our lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other matters that may vary. The borrowing base is subject to scheduled redeterminations on or about April 30 and October 31 of each year with an additional redetermination during the period between each scheduled borrowing base determination, either at our request or at the request of the lenders. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract.

On June 29, 2012, we borrowed an additional $14.0 million from our facility to acquire additional oil properties and working interests in our Northeastern Oklahoma and Southern Oklahoma core areas as explained in Note 2. of these financial statements.

At June 30, 2012, we had approximately $58.0 million in indebtedness outstanding under the facility.

Note 8. Commitment and Contingencies

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

Note 9. Owners’ Equity

Common Units

At June 30, 2012, owners’ equity consisted of 17,789,561 common units, representing approximately a 98% limited partnership interest in us.

Cash Distributions

The following sets forth the distributions we paid during the six months ended June 30, 2012:

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 13, 2012	December 21, 2011 - December 31, 2011	$0.057	$1,034	(1)
May 14, 2012	January 1, 2012 - March 31, 2012	0.475	8,622

			$9,656

(1)	The distribution represented a proration of initial quarterly distribution of $0.475 per unit.

On July 25, 2012, the board of directors of our general partner declared a quarterly cash distribution for the second quarter of 2012 of $0.475 per unit. The distribution of approximately $8.7 million is to be paid on August 14, 2012 to unitholders of record at the close of business on August 7, 2012.

Note 10. Related Party Transactions

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

Services Agreement

We are party to a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. During the three and six months ended June 30, 2012, we reimbursed Mid-Con Energy Operating approximately $0.7 million and approximately $1.3 million, respectively, for direct expenses.

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

Note 11. New Accounting Standards

No new accounting pronouncements issued or effective during the six months ended June 30, 2012 have had or are expected to have a material impact on our consolidated financial statements.

Note 12. Subsequent Events

On July 25, 2012, the board of directors of our general partner declared a quarterly cash distribution for the second quarter of 2012 of $0.475 per unit, or $1.90 on an annualized basis. The distribution will be paid on August 14, 2012 to all unitholders of record as of the close of business on August 7, 2012. The aggregate amount of the distribution will be approximately $8.7 million.

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

Quarterly Highlights

On April 23, 2012, the borrowing base of our credit facility was increased from $75.0 million to $100.0 million and Wells Fargo Bank, N.A. was added as an additional lender.

On May 14, 2012, we paid a cash distribution to unitholders for the first quarter of 2012 at the rate of $0.475 per unit. On July 25, 2012, we announced a cash distribution to unitholders for the second quarter of 2012 at the rate of $0.475 per unit, to be paid on August 14, 2012.

During June 2012, we acquired certain oil properties located in the Northeastern Oklahoma core area and additional working interests in our existing units in the Southern Oklahoma core area properties in unrelated transactions. The aggregate purchase price for these acquisitions was approximately $16.4 million.

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

While oil prices have generally increased since the second quarter of 2009, the outlook and timing for a worldwide economic recovery remains uncertain for the foreseeable future. As a result, it is likely that commodity prices will continue to be volatile. Sustained periods of low prices for oil could materially and adversely affect our financial position, our results of operations, the quantities of oil reserves that we can economically produce and our access to capital.

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

Our business faces the challenge of natural production declines. As initial reservoir pressures are depleted, oil production from a given well or formation decreases. Although our waterflood operations tend to restore reservoir pressure and production, once a waterflood is fully effected, production, once again, begins to decline. Our future growth will depend on our ability to continue to add reserves in excess of our production. We plan to maintain our focus on adding reserves primarily through improving the economics of producing oil from our existing fields and, secondarily, through acquisitions of additional proved reserves. Our ability to add reserves through exploitation projects and acquisitions is dependent upon many factors, including our ability to raise capital, obtain regulatory approvals, procure contract drilling rigs and personnel, and successfully identify and close acquisitions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Oil sales	$13,662	$8,798	$28,998	$15,609
Natural gas sales	182	312	353	658
Realized gain (loss) on derivatives, net	903	(631)	769	(715)
Unrealized gain on derivatives, net	14,514	2,198	9,741	1,046

Total Revenues	$29,261	$10,677	$39,861	$16,598

Operating costs and expenses:
Lease operating expenses	2,778	1,908	4,725	3,550
Oil and gas production taxes	42	346	713	656
Depreciation, depletion and amortization (1)	2,397	705	4,709	2,080
General and administrative (2)	1,239	385	4,869	534
Interest expense	350	162	703	237
Production:
Oil (MBbls)	154	91	304	167
Natural gas (MMcf)	28	36	60	79
Total (MBoe)	159	97	314	180
Average net production (Boe/d)	1,747	1,066	1,725	994
Average sales price:
Oil (per Bbl):
Sales price	$88.71	$96.68	$95.39	$93.47
Effect of realized commodity derivative instruments	$5.86	$(6.93)	$2.53	$(4.28)
Realized price	$94.57	$89.75	$97.92	$89.19
Natural gas (per Mcf):
Sales price (3)	$6.50	$8.67	$5.88	$8.33
Average unit costs per Boe:
Lease operating expenses	$17.47	$19.67	$15.05	$19.72
Oil and gas production taxes	$0.26	$3.57	$2.27	$3.64
Depreciation, depletion and amortization	$15.08	$7.27	$15.00	$11.56
General and administrative expenses	$7.79	$3.97	$15.51	$2.97

(1)	Depreciation, depletion and amortization expenses for this table only represents the depletion expense for the producing properties.
(2)	General and administrative expenses include non-cash, equity-based compensation.
(3)	Natural gas sales price per Mcf includes the sale of natural gas liquids.

Three Months Ended June 30, 2012 Compared with the Three Months Ended June 30, 2011

Net income was approximately $22.4 million for the three months ended June 30, 2012 compared to approximately $8.3 million for the three months ended June 30, 2011, an increase of approximately $14.1 million. This increase primarily reflects increased oil sales and increases in both realized and unrealized gains on derivatives, offset by higher lease operating expenses, higher general and administrative expenses (including equity-based compensation expense), and higher depreciation expenses.

Sales Revenues. Revenues from oil and natural gas sales for the three months ended June 30, 2012 were approximately $13.8 million compared to approximately $9.1 million for the three months ended June 30, 2011. The increase in revenues was primarily due to an increase in daily oil production in 2012.

Our production volumes for the three months ended June 30, 2012 were approximately 159 MBoe, or approximately 1,747 Boe per day. In comparison, our total production volumes for the three months ended June 30, 2011 were approximately 97 MBoe, or approximately 1,066 Boe per day on average. The increase in production volumes was primarily due to ongoing waterflood response to injection and the drilling programs in our Southern Oklahoma waterflood units that occurred during the second half of 2011. Our average sales price per barrel for oil, excluding commodity derivative contracts, for the three months ended June 30, 2012 was approximately $88.71, compared with approximately $96.68 for the three months ended June 30, 2011.

Effects of Commodity Derivative Contracts. Due to changes in commodity prices, we recorded a net gain from our commodity hedging program for the three months ended June 30, 2012 of approximately $15.4 million, which was composed of a realized gain of approximately $0.9 million and an unrealized gain of approximately $14.5 million. For the three months ended June 30, 2011, we recorded a net gain from our commodity hedging program of approximately $1.6 million, which was composed of a realized loss of approximately $0.6 million and an unrealized gain of approximately $2.2 million.

Lease Operating Expenses. Our lease operating expenses were approximately $2.8 million for the three months ended June 30, 2012, or approximately $17.47 per Boe, compared to approximately $1.9 million for the three months ended June 30, 2011, or approximately $19.67 per Boe. The increase in total lease operating expenses during the three months ended June 30, 2012 was primarily attributable to an increase in production resulting from our drilling programs and the increase in the number of producing wells. The decrease in lease operating expenses per Boe was due to the increased production for the three months ended June 30, 2012. Ad valorem taxes are also reflected in lease operating expenses. Ad valorem taxes are levied on our properties in Colorado and are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts, and a percentage of production equipment value.

Production Taxes. Our production taxes were approximately $42,000 for the three months ended June 30, 2012, or approximately $0.26 per Boe for an effective tax rate of approximately 0.3%, compared to approximately $0.3 million for the three months ended June 30, 2011, or approximately $3.57 per Boe for an effective tax rate of approximately 3.8%. The decrease in production taxes during the three months ended June 30, 2012 was primarily due to receiving an adjustment of $0.5 million of production taxes for one of our Southern Oklahoma units for periods prior to the year 2012. The adjustment was due to the Enhanced Recovery Project Gross Production Tax Exemption. Production taxes are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts. The State of Oklahoma, where most of our properties are located, currently imposes a production tax of 7.2% for oil and natural gas properties and an excise tax of 0.095%. A portion of our wells in Oklahoma continue to receive a reduced production rate due to Oklahoma’s Enhanced Recovery Project Gross Production Tax Exemption which has been extended to July 2014.

Depreciation, Depletion and Amortization Expenses. Our depreciation, depletion and amortization expenses on producing properties for the three months ended June 30, 2012 were approximately $2.4 million, or approximately $15.08 per Boe produced, compared to approximately $0.7 million, or approximately $7.27 per Boe produced, for the three months ended June 30, 2011. The increase in depreciation, depletion and amortization expenses and average price per Boe produced was primarily due to the increase in total proved and proved developed reserves estimated at June 30, 2012; the increase in total asset value of approximately $40.0 million from our drilling program that occurred in the second half of 2011, and acquisitions of properties in our Hugoton Basin and Southern Oklahoma core areas, which both occurred during the second half of 2011.

General and Administrative Expenses. Our general and administrative expenses were approximately $1.2 million for the three months ended June 30, 2012, or approximately $7.79 per Boe produced compared to approximately $0.4 million for the three months ended June 30, 2011 or approximately $3.97 per Boe produced. The increase in general and administrative expenses for the three months ended June 30, 2012 is primarily due to higher professional fees necessary to comply with public reporting requirements, incremental costs related to the hiring of additional staff and higher compensation costs related to our non-cash equity-based compensation plan.

Interest Expense. Our interest expense for the three months ended June 30, 2012 was approximately $0.4 million, compared to $0.2 million for the three months ended June 30, 2011. The increase was primarily due to increased borrowings from our credit facility.

Six Months Ended June 30, 2012 Compared with the Six Months Ended June 30, 2011

Net income was approximately $24.0 million for the six months ended June 30, 2012 compared to approximately $10.2 million for the six months ended June 30, 2011, an increase of approximately $13.8 million. This increase primarily reflects increased oil sales and increases in both realized and unrealized gains on derivatives, offset by higher lease operating expenses, higher general and administrative expenses (including equity-based compensation expense), and higher depreciation expenses.

Sales Revenues. Revenues from oil and natural gas sales for the six months ended June 30, 2012 were approximately $29.4 million as compared to approximately $16.3 million for the six months ended June 30, 2011. The increase in revenues was primarily due to an increase in daily oil production in 2012.

Our production volumes for the six months ended June 30, 2012 were approximately 314 MBoe, or approximately 1,725 Boe per day. In comparison, our total production volumes for the six months ended June 30, 2011 were approximately 180 MBoe, or approximately 994 Boe per day on average. The increase in production volumes was primarily due to ongoing waterflood response to injection as well as the drilling programs in our Southern Oklahoma core area, and the acquisitions of interests in various properties located in the Hugoton Basin area, which both occurred during the second half of 2011. Our average sales price per barrel for oil, excluding commodity derivative contracts, for the six months ended June 30, 2012 was $95.39, compared with $93.47 for the six months ended June 30, 2011.

Effects of Commodity Derivative Contracts. Due to changes in commodity prices, we recorded a net gain from our commodity hedging program for the six months ended June 30, 2012 of approximately $10.5 million, which was composed of a realized gain of approximately $0.8 million and an unrealized gain of approximately $9.7 million. For the six months ended June 30, 2011, we recorded a net gain from our commodity hedging program of approximately $0.3 million, which was composed of a realized loss of approximately $0.7 million and an unrealized gain of approximately $1.0 million.

Lease Operating Expenses. Our lease operating expenses were approximately $4.7 million for the six months ended June 30, 2012, or $15.05 per Boe, compared to approximately $3.6 million for the six months ended June 30, 2011, or approximately $19.72 per Boe. The increase in total lease operating expenses during the six months ended June 30, 2012 was primarily attributable to an increase in production resulting from our drilling programs and the increase in the number of producing wells. The decrease in lease operating expenses per Boe was due to the increased production for the six months ended June 30, 2012. Ad valorem taxes are also reflected in lease operating expenses. Ad valorem taxes are levied on our properties in Colorado and are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts, and a percentage of production equipment value.

Production Taxes. Our production taxes were approximately $0.7 million for the six months ended June 30, 2012, or approximately $2.27 per Boe for an effective tax rate of approximately 2.4%, compared to approximately $0.7 million for the six months ended June 30, 2011, or approximately $3.64 per Boe for an effective tax rate of approximately 4.0%. The decrease in the production taxes per Boe during the six months ended June 30, 2012 was primarily due to receiving an adjustment of $0.5 million of production taxes for one of our Southern Oklahoma units for periods prior to the year 2012. The adjustment was due to the Enhanced Recovery Project Gross Production Tax Exemption. Production taxes are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts. The State of Oklahoma, where most of our properties are located, currently imposes a production tax of 7.2% for oil and natural gas properties and an excise tax of 0.095%. A portion of our wells in Oklahoma continue to receive a reduced production rate due to Oklahoma’s Enhanced Recovery Project Gross Production Tax Exemption which has been extended to July 2014.

Depreciation, Depletion and Amortization Expenses. Our depreciation, depletion and amortization expenses on producing properties for the six months ended June 30, 2012 were approximately $4.7 million, or approximately $15.00 per Boe produced, compared to approximately $2.1 million, or approximately $11.56 per Boe produced, for the six months ended June 30, 2011. The increase in depreciation, depletion and amortization expenses and average price per Boe produced was primarily due to the increase in total proved and proved developed reserves estimated at June 30, 2012 and also the increase in total asset value of approximately $40.0 million from our drilling program that occurred in the second half of 2011, and acquisitions of properties in our Hugoton Basin and Southern Oklahoma core areas, which both occurred during the second half of 2011.

General and Administrative Expenses. Our general and administrative expenses were approximately $4.9 million for the six months ended June 30, 2012, or approximately $15.51 per Boe produced compared to approximately $0.5 million for the six months ended June 30, 2011 or approximately $2.97 per Boe produced. The increase in general and administrative expenses for the six months ended June 30, 2012 is primarily due to higher compensation costs related to our non-cash equity-based compensation expense of $2.7 million, higher professional fees necessary to comply with public reporting requirements and incremental costs related to the hiring of additional staff.

Interest Expense. Our interest expense for the six months ended June 30, 2012 was approximately $0.7 million, compared to approximately $0.2 million for the six months ended June 30, 2011. The increase was primarily due to increased borrowings from our credit facility.

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

We believe a strong balance sheet is a necessary pre-requisite for creating sustainable growth in unitholder value. Our liquidity position as of June 30, 2012 consisted of approximately $4.0 million of available cash, and $42.0 million of available borrowings under our credit facility. We continue to monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our credit facility. As of June 30, 2012, our $250.0 million credit facility had a remaining borrowing capacity of $42.0 million ($100.0 million borrowing base less $58.0 million of outstanding borrowings). The borrowing base is re-determined on or about April 30 and October 31 of each year, beginning with April 30, 2012. On April 23, 2012 the borrowing base of our credit facility was increased from $75.0 million to $100.0 million.

Cash Flow

Cash flow provided (used) by type of activity were as follows:

	Six Months Ended June 30,
	2012	2011
Operating activities	$24,384	$5,192
Investing activities	(23,992)	(13,351)
Financing activities	3,344	8,377

Operating Activities. Net cash provided by operating activities was approximately $24.4 million and $5.2 million for the six months ended June 30, 2012 and 2011, respectively. Our revenues increased significantly for the six months ended June 30, 2012 compared to 2011, primarily due to increased production, favorable commodity pricing, our successful exploitation of our proved reserves, our ability to reduce our per unit operating expenses and our successful acquisition activity. Cash provided by operating activities is impacted by the prices we receive for oil and natural gas sales and production volumes. Our production volumes in the future will in large part be dependent upon the results of past waterflood development activities and results of future capital expenditures. Our future levels of capital expenditures may vary due to many factors, including development and drilling results, oil and natural gas prices, industry conditions, prices and availability of goods and services and the extent to which proved properties are acquired.

Investing Activities. Net cash used in investing activities was approximately $24.0 million and approximately $13.4 million for the six months ended June 30, 2012, and 2011, respectively. The increase in the amount of cash used in investing activities for the six months ended June 30, 2012 was primarily due to the increased waterflood development activities in our Southern Oklahoma core area and development activity in our Northeastern Oklahoma core areas along with approximately $16.4 million of acquisitions.

Financing Activities. Net cash provided by financing activities was approximately $3.3 million and approximately $8.4 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, we had net borrowings of $13.0 million from our credit facility to finance the purchase of certain oil properties located in our Northeastern

Oklahoma core area and of certain working interests in our existing units in the Southern Oklahoma core area and paid cash distributions of approximately $9.7 million. For the six months ended June 30, 2011, the cash provided by financing activities primarily related to $8.1 million of net borrowings from the credit facility.

Capital Requirements

We are actively engaged in the acquisition of oil and natural gas properties. We currently expect spending for the remainder of 2012 for the development, growth and maintenance of our oil and natural gas properties to be approximately $13.0 million. We expect to finance any significant acquisition of oil and natural gas properties in 2012 with the issuance of equity, debt financing or borrowings under our credit facility.

Credit Facility

We are party to a $250.0 million senior secured revolving credit facility that expires in December 2016. Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiary. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At June 30, 2012, we had approximately $58.0 million of borrowings outstanding under our revolving credit facility.

The facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the facility agreement, together with accrued interest, could be declared immediately due and payable. As of June 30, 2012, we were in compliance with all debt covenants.

On April 23, 2012, the borrowing base of our credit facility was increased from $75.0 million to $100.0 million and Wells Fargo Bank, N.A. was added as an additional lender. No other material terms of the original credit agreement were amended.

For additional information about our long-term debt, such as interest rates and covenants, please see “Item 1. Condensed Consolidated Financial Statements (Unaudited)” contained herein.

Derivative Contracts

At June 30, 2012, our open commodity derivative contracts were in a net asset position with a fair value of approximately $12.3 million. All of our commodity derivative contracts are with major financial institutions. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments in the event of lower commodity prices and we could incur a loss. As of June 30, 2012, all of our counterparties had performed pursuant to their commodity derivative contracts.

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

See Note 4 to the consolidated financial statements within this report for a discussion of our derivative contracts.

Off–Balance Sheet Arrangements

As of June 30, 2012, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

No new accounting pronouncements issued or effective during the six months ended June 30, 2012 have had or are expected to have a material impact on our consolidated financial statements.

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

The following should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report.

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

The fair value of our oil and natural gas commodity contracts and swaps at June 30, 2012 was a net asset of $12.3 million. A 10% change in oil prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil commodity contracts and swaps of approximately $4.1 million. Please see “Item 1. Financial Statements” contained herein for additional information.

Interest Rate Risk

At June 30, 2012, we had long-term debt outstanding of $58.0 million, with an effective interest rate of approximately 2.5% for the second quarter of 2012. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $0.1 million on an annual basis. The interest rate we pay under our credit facility ranges from LIBOR plus 1.75% to LIBOR plus 2.75% or the prime rate plus 0.75% to the prime rate plus 1.75%, depending on the amount borrowed. The prime rate will be the United States prime rate as announced from time-to-time by the Royal Bank of Canada. Please see “Item 1. Financial Statements” contained herein for additional information. On April 23, 2012, the borrowing base of our credit facility was increased from $75.0 million to $100.0 million.

Counterparty and Customer Credit Risk

We were subject to credit risk due to the concentration of our revenues attributable to two significant customers, Enterprise Crude Oil LLC (“Enterprise”) and Sunoco Logistics Partners, LP (“Sunoco Logistics”), for our production through the second quarter of 2012. However, we have entered into other contracts with additional customers for the remainder of the year and have reviewed the financial status of each of our new customers and are confident of their creditworthiness. The inability or failure of any significant customer to meet its obligations to us, or its insolvency or liquidation may adversely affect our financial results.

ITEM 4. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have taken steps, including hiring additional accounting personnel and purchasing new accounting software, in an effort to enhance our internal control over financial reporting. We continue our efforts to ensure that the new accounting and control procedures that we have put in place are functioning properly.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this Quarterly Report:

Exhibit No.	Exhibit Description
10.1	Agreement and Amendment No.1 to Credit Agreement (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on April 27, 2012).
31.1+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Chief Executive Officer
31.2+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Chief Financial Officer
32.1+	Section 1350 Certificate of Chief Executive Officer
32.2+	Section 1350 Certificate of Chief Financial Officer
101.INS++	XBRL Instance Document
101.SCH++	XBRL Taxonomy Extension Schema Document
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
++	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-CON ENERGY PARTNERS, LP

By: Mid-Con Energy GP, LLC, its general partner

Date: August 9, 2012	By:	/s/ Jeffrey R. Olmstead
Jeffrey R. Olmstead
President and Chief Financial Officer