Form 10-Q
period 2013-03-31
Mid-Con Energy Partners, LP
filed 2013-05-08
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 1-35374

Mid-Con Energy Partners, LP

(Exact name of registrant as specified in its charter)

Delaware	45-2842469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 8, 2013, the registrant had 19,230,350 common units and 360,000 general partner units outstanding.

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

The forward-looking statements contained in this Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 (“Annual Report”). This document is available through our web site, www.midconenergypartners.com or through the Securities and Exchange Commission’s (“SEC”) Electronic Data Gathering and Analysis Retrieval System at www.sec.gov. All forward-looking statements speak only as of the date made, and other than as required by law; we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Balance Sheets

(in thousands, except number of units)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$908	$1,053
Accounts receivable:
Oil and gas sales	6,717	6,413
Other	313	603
Derivative financial instruments	1,943	3,679
Prepaids and other	516	25

Total current assets	10,397	11,773

PROPERTY AND EQUIPMENT, at cost:
Oil and gas properties, successful efforts method:
Proved properties	174,876	167,036
Accumulated depletion, depreciation and amortization	(25,190)	(21,727)

Total property and equipment, net	149,686	145,309

DERIVATIVE FINANCIAL INSTRUMENTS	800	858
OTHER ASSETS	440	650

Total assets	$161,323	$158,590

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,721	$5,204
Accrued liabilities	477	315

Total current liabilities	7,198	5,519

LONG-TERM DEBT	80,000	78,000
ASSET RETIREMENT OBLIGATIONS	2,956	2,890
EQUITY, per accompanying statements:
Partnership equity
General partner interest	1,795	1,814
Limited partners- 19,230,350 and 18,990,849 units issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	69,374	70,367

Total equity	71,169	72,181

Total liabilities and equity	$161,323	$158,590

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Operations

(in thousands, except per unit data)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Revenues:
Oil sales	$19,998	$15,336
Natural gas sales	178	171
Realized gain (loss) on derivatives, net	673	(134)
Unrealized loss on derivatives, net	(1,793)	(4,773)

Total revenues	19,056	10,600

Operating costs and expenses:
Lease operating expenses	3,346	1,947
Oil and gas production taxes	790	671
Depreciation, depletion and amortization	3,463	2,312
Accretion of discount on asset retirement obligations	38	27
General and administrative	6,748	3,630

Total operating costs and expenses	14,385	8,587

Income from operations	4,671	2,013

Other income (expense):
Interest income and other	1	2
Interest expense	(613)	(353)

Total other expense	(612)	(351)

Net income	$4,059	$1,662

Computation of net income per limited partner unit:
General partners’ interest in net income	$74	$33

Limited partners’ interest in net income	$3,985	$1,629

Net income per limited partner unit (basic and diluted)	$0.21	$0.09
Weighted average limited partner units outstanding:
(basic and diluted)	19,146	17,739

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Cash Flows from Operating Activities:
Net income	$4,059	$1,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,463	2,312
Debt placement fee amortization	42	27
Accretion of discount on asset retirement obligations	38	27
Unrealized loss on derivative instruments, net	1,793	4,773
Equity-based compensation	4,626	2,652
Changes in operating assets and liabilities:
Accounts receivable	(304)	(479)
Other receivables	290	—
Prepaids and other	(323)	2,379
Accounts payable and accrued liabilities	1,287	706

Net cash provided by operating activities	14,971	14,059

Cash Flows from Investing Activities:
Additions to oil and gas properties	(7,155)	(4,646)
Acquisitions of oil properties	(264)	—

Net cash used in investing activities	(7,419)	(4,646)

Cash Flows from Financing Activities:
Proceeds from line of credit	16,000	—
Payments on line of credit	(14,000)	(3,000)
Distributions paid	(9,697)	(1,034)

Net cash used in financing activities	(7,697)	(4,034)

Net (decrease) increase in cash and cash equivalents	(145)	5,379

Beginning cash and cash equivalents	1,053	228

Ending cash and cash equivalents	$908	$5,607

Supplemental Cash Flow Information:

Cash paid for interest	$560	$340

Non-Cash Investing and Financing Activities:

Accrued capital expenditures - oil and gas properties	$1,397	$19

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

	General Partner	Limited Partner		Total Equity
		Units	Amount
	(unaudited)
Balance, December 31, 2012	$1,814	18,991	$70,367	$72,181
Equity-based compensation	85	239	4,541	4,626
Distributions	(178)	—	(9,519)	(9,697)
Net income	74	—	3,985	4,059

Balance, March 31, 2013	$1,795	19,230	$69,374	$71,169

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP

Notes to Unaudited Consolidated Financial Statements

Note 1. Organization and Nature of Operations

Nature of Operations

Mid-Con Energy Partners, LP (“we,” “our,” “us,” the “Partnership”) is a publicly held limited partnership that engages in the acquisition, development and production of oil and natural gas properties in North America, with a focus on the Mid-Continent region of the United States. We completed our initial public offering (“Initial Public Offering”) in December 2011 and our common units are traded on the NASDAQ Global Select Market under the symbol “MCEP”. Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company.

Basis of Presentation

Our unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report for the year ended December 31, 2012.

All intercompany transactions and account balances have been eliminated. In the Notes to Unaudited Consolidated Financial Statements, all dollar and unit amounts in tabulations are in thousands of dollars and units, respectively, unless otherwise indicated.

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

During November 2012, we acquired a 100% working interest in the Clawson Ranch Waterflood Unit (“Clawson Ranch”) in our Hugoton Basin core area from multiple parties. The results of operations of these properties have been included in the consolidated financial statements since the acquisition date. We paid approximately $28.9 million in consideration for the properties and interests, subject to customary purchase price adjustments, and the transaction was accounted for under the acquisition method. The transaction was financed using proceeds from our credit facility. The purchase price for these properties represented approximately 30% of the total value of Mid-Con Energy Partners, LP assets as of December 31, 2011. The recognized fair values of the identifiable assets of the Clawson Ranch acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

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

	2012	2011
Revenues	$73,443	$47,677
Net income	$32,112	$22,408

Net income per limited partner unit
Basic and diluted	$1.74	$1.24

Note 3. Equity Awards

We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its affiliates, including Mid-Con Energy Operating, Inc. (“Mid-Con Energy Operating”), who perform services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights granted with phantom units, and other types of awards and it is administered by the members of our general partner and approved by the Board of Directors of the general partner. The Long-Term Incentive Program permits the grant of awards covering an aggregate of 1,764,000 units under the Form S-8 we filed with the SEC on January 25, 2012. As of March 31, 2013, there were 1,173,650 units available for issuance under the Plan.

In January 2013, we issued 199,500 unrestricted common units (“URUs”) to employees, officers, directors and consultants of our general partner and affiliates. Also, in January 2013, we issued 40,001 restricted common units (“RUs”) that have a three- year vesting period. The fair market value of both the URUs and RUs was based on the closing price of our common units at the date of the awards, which was $22.41 per unit. The RUs are subject to forfeiture and we assume a 10% forfeiture rate for the RUs to estimate our equity-based compensation expense.

As of March 31, 2013, there was approximately $1.5 million of unrecognized compensation cost related to nonvested units. The cost is expected to be recognized over a weighted average period of approximately 2.4 years.

The equity-based compensation expense for the three months ended March 31, 2013 and 2012 was $4.6 million and $2.7 million, respectively. These costs are reported as a component of general and administrative expense in our unaudited consolidated statements of operations.

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

At March 31, 2013, our open positions consisted of crude oil price collar contracts and crude oil price swap contracts. Under commodity swap agreements, we exchange a stream of payments over time according to specified terms with another counterparty. In a typical commodity swap agreement, we agree to pay an adjustable or floating price tied to an agreed upon index for the oil commodity and in return receive a fixed price based on notional quantities. A collar is a combination of a put purchased by a party and a call option sold by the same party. In a typical collar transaction, if the floating price based on a market index is below the floor price, we receive from the counterparty an amount equal to this difference multiplied by the specified volume. If the floating price exceeds the floor price and is less than the ceiling price, no payment is required by either party. If the floating price exceeds the ceiling price, we must pay the counterparty an amount equal to the difference multiplied by the specific quantity.

We have elected not to designate any of our positions as cash flow hedges for accounting purposes and, accordingly, recorded the net change in the mark-to-market valuation of these derivative contracts in the statements of operations. Pursuant to the accounting standard that permits netting of assets and liabilities where the right of offset exists, we present the fair value of derivative financial instruments on a net basis.

As of March 31, 2013, we had the following oil derivative open positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day
Swaps - 2013	$98.08			1,702
Collars - 2013		$97.67	$108.08	295
Swaps - 2014	$93.56			1,973
Swaps - 2015	$90.05			164

At March 31, 2013, we recorded the estimated fair value of the derivative contracts as a $0.8 million long-term asset and a $1.9 million short-term asset.

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

The fair value and location of our derivatives in our consolidated balance sheets was as follows:

	Asset Derivatives		Liability Derivatives
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivative financial instruments- current asset	$1,943	$3,679	$—	$—
Derivative financial instruments- long-term asset	800	858	—	—

	$2,743	$4,537	$—	$—

The following table presents the impact of derivative financial instruments and their location within the unaudited consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
Realized gain (loss) on derivatives, net	$673	$(134)
Unrealized loss on derivatives, net	(1,793)	(4,773)

	$(1,120)	$(4,907)

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3
	(in thousands)
March 31, 2013
Assets and Liabilities Measured at Fair Value on a Recurring Basis
- Derivative financial instruments- asset	$—	$2,743	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
- Asset retirement obligations	$—	$—	$28

December 31, 2012
Assets and Liabilities Measured at Fair Value on a Recurring Basis
- Derivative financial instruments- asset	$—	$4,537	$—
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
- Asset retirement obligations	$—	$—	$845
- Impairment of proved oil and gas properties	$—	$—	$1,296

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation techniques or related inputs for the three months ended March 31, 2013.

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

We review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the asset exceeds its estimated fair value. Estimating future cash flows involves the use of judgments, including estimation of the proved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. There was no impairment charge for the three months ended March 31, 2013 or 2012.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We account for our commodity derivatives at fair value on a recurring basis. We use certain pricing models to determine the fair value of our derivative financial instruments. Inputs to the pricing models include publicly available prices from a compilation of data gathered from third parties and brokers. We validate the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. See Note 4 for a summary of our derivative financial instruments.

Note 6. Asset Retirement Obligations

Asset retirement obligations (“ARO”) are recorded as a liability at their estimated present value at the various assets’ inception, with the offsetting charge to oil and gas properties. Periodic accretion of the discounted estimated liability is recorded in the consolidated statement of operations. The discounted capitalized cost is amortized to expense through the depreciation calculation over the life of the assets based on proved developed reserves.

Our AROs represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their production lives, in accordance with applicable state laws. We determine our ARO by calculating the present value of estimated cash flow related to the liability. Each year we review and, to the extent necessary, revise our ARO estimates.

Changes in our ARO for the periods indicated are presented in the following table:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
	(in thousands)
Asset retirement obligation - beginning of period	$2,890	$1,919
Liabilities incurred for new wells and interests	34	636
Revision of estimates	(6)	209
Accretion expense	38	126

Asset retirement obligation - end of period	$2,956	$2,890

As of March 31, 2013 and December 31, 2012, $3.0 million and $2.9 million, respectively, of our ARO were classified as long-term and were reported as “Asset Retirement Obligations” in our unaudited consolidated balance sheets.

Note 7. Debt

As of March 31, 2013, our credit facility consists of a $250.0 million senior secured revolving facility that expires in December 2016. Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At March 31, 2013, we had approximately $80.0 million of borrowings outstanding under the revolving credit facility. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of no less than 1.0 to 1.0.

The credit facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the credit agreement, together with accrued interest could be declared immediately due and payable. As of March 31, 2013, we were in compliance with all debt covenants.

During the 2012 borrowing base determinations, our borrowing base under the credit facility was increased from $75.0 million to $100.0 million and from $100.0 to $130.0 million, in April and November, respectively. On April 9, 2013, the borrowing base under the credit facility was reaffirmed at $130.0 million. No material terms of the agreement were amended. Borrowings under the facility may not exceed our current borrowing base of $130.0 million. The borrowing base is determined by the lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other matters that may vary. The borrowing base is subject to scheduled redeterminations on or about April 30 and October 31 of each year with an additional redetermination during the period between each scheduled borrowing base determination, either at our request or at the request of the lenders. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract.

Borrowings under the credit facility bear interest at a floating rate based on, at our election: (i) the greater of the prime rate of the Royal Bank of Canada, the federal funds effective rate plus 0.50%, or the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. For the three months ended March 31, 2013, the average effective interest rate was approximately 2.47%. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

Note 8. Commitment and Contingencies

We have a service agreement with Mid-Con Energy Operating, pursuant to which Mid-Con Energy Operating will provide certain services to us, our subsidiaries and our general partner, including management, administrative and operations services, which include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for or on our behalf and other expenses allocated by Mid-Con Energy Operating to us.

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

Note 9. Equity

Common Units

On October 22, 2012, we and Yorktown sold 4,600,000 common units to the public at a price of $21.20 per common unit. 1,000,000 common units were sold by us, and 3,600,000 common units were sold by Yorktown Energy Partners, VI, L.P., Yorktown Energy Partners VII, L.P., and Yorktown Energy Partners VIII, L.P (collectively “Yorktown”). Proceeds from our 1,000,000 common units offering, net of underwriting discounts and expenses, were approximately $20.4 million. We did not receive any proceeds from the 3,600,000 common units sold by Yorktown.

In January 2013, we issued 7,994 common units related to the vesting of restricted units that were granted in 2012 and vested in January 2013.

At March 31, 2013 and December 31, 2012, Partnership’s equity consisted of 19,230,350 and 18,990,849 common units, respectively, representing approximately a 98% limited partnership interest in us.

Cash Distributions

On January 23, 2013, the Board of Directors of our general partner declared a quarterly cash distribution for the fourth quarter of 2012 of $0.495 per unit, or $1.98 on an annualized basis. The aggregate distribution of approximately $9.7 million was paid on February 14, 2013, to unitholders of record as of the close of business on February 7, 2013.

On April 22, 2013, the Board of Directors of our general partner declared a quarterly cash distribution for the first quarter of 2013 of $0.505 per unit, or $2.02 on an annualized basis, an increase of $0.01 from the previous quarter, which will be paid on May 14, 2013 to unitholders of record at the close of business on May 7, 2013. The aggregate amount of the distribution will be approximately $9.9 million.

Allocation of Net Income (Loss)

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

Services Agreement

We are party to a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. During the three months ended March 31, 2013 and 2012, we reimbursed Mid-Con Energy Operating approximately $1.2 million and $0.6 million, for direct expenses, respectively. These costs are included in the general and administrative expenses in our unaudited consolidated statements of operations.

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

At March 31, 2013, we had a payable to Mid-Con Energy Operating of approximately $4.2 million which was comprised of a joint interest billing payable of approximately $3.0 million and a payable for operating services of approximately $1.2 million. These amounts are included in the accounts payable in our unaudited consolidated balance sheets.

Note 11. New Accounting Standards

In December 2011, the Financial Accounting Standards Board issued guidance to improve reporting and transparency of offsetting (netting) assets and liabilities and the related effects on the financial statements. We adopted this guidance on January 1, 2013. The adoption did not have an impact on our consolidated financial statements.

Note 12. Subsequent Events

On April 9, 2013, the borrowing base under the credit facility was reaffirmed at $130.0 million.

On April 22, 2013, the Board of Directors of our general partner declared a quarterly cash distribution for the first quarter of 2013 of $0.505 per unit, or $2.02 on an annualized basis, an increase of $0.01 from the previous quarter, which will be paid on May 14, 2013 to unitholders of record at the close of business on May 7, 2013. The aggregate amount of the distribution will be approximately $9.9 million.

On April 22, 2013, the Board of Directors of our general partner and the General Partner (“Mid-Con Energy GP, LLC”):

•	Increased the size of the board of directors to nine members.

•	Elected Dr. Michael L. Wiggins as a director and Mr. C. Fred Ball, Jr. as an independent director of the General Partner. Mr. Ball was also elected to the audit committee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto, as well as our Annual Report.

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

We have grown our reserves and production substantially since our initial public offering in December 2011. With the acquisition of additional interests in the War Party Units in October 2012 and the acquisition of the Clawson Ranch Waterflood Unit in November 2012 we have been able to expand the Hugoton area and increase the amount and percentage of our net proved reserves and our daily production. Our drilling activity in our Southern Oklahoma core area has also increased our reserve base and our production. We will continue to develop these areas with capital development programs through drilling and completion activities.

We are an “emerging growth company” as defined in Section 101 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.

Quarterly Highlights

On January 23, 2013, the Board of Directors of our general partner declared a quarterly cash distribution for the fourth quarter of 2012 of $0.495 per unit, or $1.98 on an annualized basis. The aggregate distribution of approximately $9.7 million was paid on February 14, 2013, to unitholders of record as of the close of business on February 7, 2013.

On April 22, 2013, the Board of Directors of our general partner declared a quarterly cash distribution for the first quarter of 2013 of $0.505 per unit, or $2.02 on an annualized basis, which will be paid on May 14, 2013, to unitholders of record at the close of business on May 7, 2013. The aggregate amount of the distribution will be approximately $9.9 million.

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

Our hedging strategy is to enter into various commodity derivative contracts intended to achieve more predictable cash flows and to reduce exposure to fluctuations in the price of oil. Our hedging program’s objective is to protect our ability to make current distributions, and to allow us to be better positioned to increase our quarterly distributions over time, while retaining some ability to participate in upward moves in oil prices. We use a phased approach, looking approximately 36 months forward while targeting a higher amount of hedged volumes in the near 12 months.

Our business faces the challenge of natural production declines. As initial reservoir pressures are depleted, oil production from a given well or formation decreases. Although our waterflood operations tend to restore reservoir pressure and production, once a waterflood is fully effected, production, once again, begins to decline. Our future growth will depend on our ability to continue to add reserves in excess of our production. We plan to maintain our focus on adding reserves primarily through improving the economics of producing oil from our existing fields and, secondarily, through acquisitions and development of additional proved reserves. Our ability to add reserves through exploitation projects and acquisitions is dependent upon many factors, including our ability to raise capital, obtain regulatory approvals, procure contract drilling rigs and personnel, and successfully identify and close acquisitions.

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

How We Evaluate Our Operations

Our primary business objective is to manage our oil and natural gas properties for the purpose of generating stable cash flows, which will provide stability and, over time, growth of distributions to our unitholders. The amount of cash that we can distribute to our unitholders depends principally on the cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other factors:

•	the amount of oil and natural gas we produce;

•	the prices at which we sell our oil and natural gas production;

•	our ability to hedge commodity prices; and

•	the level of our operating and administrative costs.

Results of Operations

The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands).

	Three Months Ended March 31,
	2013	2012
Revenues:
Oil sales	$19,998	$15,336
Natural gas sales	178	171
Realized gain (loss) on derivatives, net	673	(134)
Unrealized loss on derivatives, net	(1,793)	(4,773)

Total revenues	$19,056	$10,600

Operating costs and expenses:
Lease operating expenses	$3,346	$1,947
Oil and gas production taxes	$790	$671
Depreciation, depletion and amortization	$3,463	$2,312
General and administrative (1)	$6,748	$3,630
Interest expense	$613	$353
Production:
Oil (MBbls)	220	150
Natural gas (MMcf)	37	31
Total (MBoe)	226	155
Average net production (Boe/d)	2,511	1,703
Average sales price:
Oil (per Bbl):
Sales price	$90.90	$102.24
Effect of realized commodity derivative instruments	$3.06	$(0.89)
Realized price	$93.96	$101.35
Natural gas (per Mcf):
Sales price (2)	$4.81	$5.52
Average unit costs per Boe:
Lease operating expenses	$14.81	$12.56
Oil and gas production taxes	$3.50	$4.33
Depreciation, depletion and amortization	$15.32	$14.92
General and administrative expenses	$29.86	$23.42

(1)	General and administrative expenses include non-cash, equity-based compensation of $4.6 million and $2.7 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	Natural gas sales price per Mcf includes the sale of natural gas liquids.

Three Months Ended March 31, 2013 Compared with the Three Months Ended March 31, 2012

Net income was approximately $4.1 million for the three months ended March 31, 2013, compared to approximately $1.7 million net income for the three months ended March 31, 2012, an increase of approximately $2.4 million. The increase was primarily attributable to an increase in oil sales partially offset by higher general and administrative expenses (including equity-based compensation expense), higher lease operating expenses and higher depreciation, as a result of our continued growth.

Sales Revenues. Revenues from oil and natural gas sales for the three months ended March 31, 2013, were approximately $20.2 million compared to approximately $15.5 million for the three months ended March 31, 2012. The increase in revenues was primarily due to an increase in the volume of daily oil production from our successful drilling efforts during 2012 and to incremental volumes from acquisitions closed in the fourth quarter of 2012.

Our production volumes for the three months ended March 31, 2013, were approximately 226 MBoe, or approximately 2,511 Boe per day on average. In comparison, our total production volumes for the three months ended March 31, 2012, were approximately 155 MBoe, or approximately 1,703 Boe per day on average. The increase in production volumes was primarily the result of ongoing waterflood response to injection, increased infill drilling in our Southern Oklahoma core area as well as from wells drilled as part of drilling program in the Hugoton Basin core area and from acquisitions in 2012. Our average sales price per barrel of oil, excluding commodity derivative contracts, for the three months ended March 31, 2013, was approximately $90.90, compared with approximately $102.24 for the three months ended March 31, 2012.

Effects of Commodity Derivative Contracts. We utilize NYMEX contracts to hedge against changes in commodity prices. Due to the period change in the mark-to-market value of these contracts, we recorded a net loss from our commodity hedging instruments for the three months ended March 31, 2013, of approximately $1.1 million, which was composed of an unrealized loss of approximately $1.8 million and a realized gain of approximately $0.7 million. For the three months ended March 31, 2012, we recorded a net loss from our commodity hedging program of approximately $4.9 million, which was composed of an unrealized loss of approximately $4.8 million and a realized loss of approximately $0.1 million.

Lease Operating Expenses. Our lease operating expenses were approximately $3.3 million for the three months ended March 31, 2013, or approximately $14.81 per Boe, compared to approximately $1.9 million for the three months ended March 31, 2012, or approximately $12.56 per Boe. The increase in total lease operating expenses over the prior year quarter was primarily attributable to the additional number of producing wells resulting from our drilling programs and the additional oil properties and working interests acquired in the later part of 2012. The increase in lease operating expenses per Boe was primarily due to the higher operating cost of services and related labor in the Hugoton Basin core area.

Production Taxes. Our production taxes were approximately $0.8 million for the three months ended March 31, 2013, or approximately $3.50 per Boe for an effective tax rate of approximately 3.9%, compared to approximately $0.7 million for the three months ended March 31, 2012, or approximately $4.33 per Boe for an effective tax rate of approximately 4.3%. The increase in production taxes during the three months ended March 31, 2013, was directly related to higher oil and gas revenues related to increased production. Production taxes are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts. The State of Oklahoma, where most of our properties are located, currently imposes a production tax of 7.2% for oil and natural gas properties and an excise tax of 0.095%. The decrease in the effective tax rate per Boe was due to the incremental production from our Southern Oklahoma properties, where some of the properties receive a reduced production tax rate from Oklahoma’s Enhanced Recovery Project Gross Production Tax Exemption which was extended to July 2014.

Depreciation, Depletion and Amortization Expenses. Our depreciation, depletion and amortization expenses on producing properties for the three months ended March 31, 2013, were approximately $3.5 million, or approximately $15.32 per Boe produced, compared to approximately $2.3 million, or approximately $14.92 per Boe produced, for the three months ended March 31, 2012. The increase in depreciation, depletion and amortization expenses and average cost per Boe was primarily due to the increase in total asset value of the oil and gas properties from our drilling program, the acquisition of properties and additional working interests in our Hugoton Basin, Southern and Northeastern Oklahoma core areas, and the purchase of additional working interest in our Southern Oklahoma properties during 2012.

General and Administrative Expenses. Our general and administrative expenses were approximately $6.7 million for the three months ended March 31, 2013, or approximately $29.86 per Boe produced, compared to approximately $3.6 million for the three months ended March 31, 2012, or approximately $23.42 per Boe produced. The increase in general and administrative expenses for the three months ended March 31, 2013, was primarily due to higher compensation costs of $4.6 million related to our equity-based compensation plan, higher professional fees necessary to comply with public reporting requirements, and incremental costs related to the hiring of additional staff. During the three months ended March 31, 2013 and 2012, compensation costs included non-cash equity-based compensation of $4.6 million and $2.7 million, respectively.

Interest Expense. Our interest expense for the three months ended March 31, 2013, was approximately $0.6 million, compared to $0.4 million for the three months ended March 31, 2012. The increase was due to increased borrowings from our credit facility.

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

We believe a strong balance sheet is a necessary pre-requisite for creating sustainable growth in unitholder value. Our liquidity position as of March 31, 2013, consisted of approximately $0.9 million of available cash, and $50.0 million of available borrowings under our credit facility. Our primary use of capital has been for the acquisition and development of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our credit facility.

As of March 31, 2013, our $250.0 million credit facility had a remaining borrowing capacity of $50.0 million ($130.0 million borrowing base less $80.0 million of outstanding borrowings). The borrowing is re-determined on or about April 30 and October 31 of each year, beginning with April 30, 2012. In April and November 2012 the borrowing base of our credit facility was increased to $100.0 million and $130.0 million, respectively. On April 9, 2013, the borrowing base under the credit facility was reaffirmed at $130.0 million. No material terms of the agreement were amended.

Cash Flow

Cash flow provided by (used in) each type of activity was as follows:

	Three Months Ended March 31,
	2013	2012
Operating activities	$14,971	$14,059
Investing activities	(7,419)	(4,646)
Financing activities	(7,697)	(4,034)

Operating Activities. Net cash provided by operating activities was approximately $15.0 million and $14.1 million for the three months ended March 31, 2013 and 2012, respectively. The increase was primarily attributable to growth in our oil and natural gas production as a result of our successful exploitation and development program. Our net cash provided by operating activities also includes a reduction of $1.7 million associated with changes in working capital items. Changes in working capital items adjust for the timing of receipts and payments of actual cash. Cash provided by operating activities is impacted by the prices we receive for oil and natural gas sales and production volumes. Our production volumes in the future will in large part be dependent upon the results of past waterflood development activities and results of future capital expenditures. Our future levels of capital expenditures may vary due to many factors, including development and drilling results, oil and natural gas prices, industry conditions, prices and availability of goods and services and the extent to which proved properties are acquired.

Investing Activities. Net cash used in investing activities was approximately $7.4 million and approximately $4.6 million for the three months ended March 31, 2013 and 2012, respectively. The increased amount of cash used in investing activities for the three months ended March 31, 2013 was primarily due to (i) an increase in the infill drilling of our waterflood units within our Southern Oklahoma core area and (ii) an increase in development expenditures throughout the Hugoton Basin core area.

Financing Activities. Net cash used in financing activities was approximately $7.7 million and approximately $4.0 million for the three months ended March 31, 2013 and 2012, respectively. Our cash flows from financing activities consisted primarily of proceeds from and payments on our credit facility, and distributions to unitholders. During the three months ended March 31, 2013, we paid cash distributions of approximately $9.7 million to our unitholders and we received net proceeds of $2.0 million from borrowings under our credit facility, which were used to finance expansion and develop capital projects. During the three months ended March 31, 2012, we reduced borrowings outstanding under our credit facility by $3.0 million and paid cash distributions of approximately $1.0 million.

Capital Requirements

Our business requires continual investment to upgrade or enhance existing operations in order to increase and maintain our production and the size our asset base. The primary purpose of growth capital is to acquire, develop and produce assets that allow us to increase our production levels and asset base. To date, we have funded acquisition transactions through a combination of internal and external finance sources. We expect to finance any significant acquisition of oil and natural gas properties in 2013 through the issuance of equity, debt financing or borrowings under our credit facility. Additionally, we currently expect capital spending for the remainder of 2013 for the development, growth and maintenance of our oil and natural gas properties to be approximately $16.3 million.

Credit Facility

We have a $250.0 million senior secured revolving credit facility that expires in December 2016. Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At March 31, 2013, we had approximately $80.0 million of borrowings outstanding under the revolving credit facility. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0. As of March 31, 2013, we were in compliance with all of the facility’s financial covenants.

During 2012, our borrowing based under the credit facility was increased from $75.0 million to $100.0 and from $100.0 million to $130.0 million, in April and November, respectively. On April 9, 2013, the borrowing base under the credit facility was reaffirmed at $130.0 million. No material terms of the agreement were amended. Borrowings under the facility may not exceed our current borrowing base of $130.0 million. The borrowing base is determined by the lenders based on our oil and natural gas reserves.

For additional information about our long-term debt, such as interest rates and covenants, please see “Item 1. Financial Statements” contained herein.

Derivative Contracts

At March 31, 2013, our open commodity derivative contracts were in a net asset position with a fair value of approximately $2.7 million. All of our commodity derivative contracts are with major financial institutions. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments in the event of lower commodity prices and we could incur a loss. As of March 31, 2013, all of our counterparties had performed pursuant to their commodity derivative contracts.

All of our derivative contracts for 2013, 2014 and 2015 are either swaps with fixed settlements or collars. These instruments limit our exposure to declines in prices, but also limit the benefits if prices increase. We do not specifically designate commodity derivative contracts as cash flow hedges; therefore, the mark-to-market adjustment reflecting the change in the unrealized gains or losses on these contracts is recorded in current period earnings. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash income or expenses due to changes in the fair value of our commodity derivative contracts. Realized gains or losses only arise from payments made or received on monthly settlements or if a commodity derivative contract is terminated prior to its expiration.

See Note 4 to the unaudited consolidated financial statements within this report for a discussion of our derivative contracts.

Off–Balance Sheet Arrangements

As of March 31, 2013, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires disclosure of both gross information and net information about derivative instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to master netting arrangements. This information will enable users on an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of set-off associated with certain financial instruments and derivative instruments within the scope of the update. We adopted this guidance on January 1, 2013, and the adoption of this ASU did not have an effect on our consolidated financial statements.

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

The fair value of our oil commodity contracts and swaps at March 31, 2013, was a net asset of approximately $2.7 million. A 10% change in oil prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil commodity contracts and swaps of approximately $11.4 million. Please see “Item 1. Financial Statements” contained herein for additional information.

Interest Rate Risk

At March 31, 2013, we had long-term debt outstanding of $80.0 million, with an effective interest rate of approximately 2.45%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $0.2 million on an annual basis. Our revolving credit facility allows borrowings up to $130.0 million at an interest rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75% or the prime rate plus 0.75% to the prime rate plus 1.75%, depending on the amount borrowed. The prime rate will be the United States prime rate as announced from time-to-time by the Royal Bank of Canada. Please see “Item 1. Financial Statements” contained herein for additional information.

Counterparty and Customer Credit Risk

We were subject to credit risk due to the concentration of our revenues attributable to a small number of customers for our current 2013 production. The inability or failure of any of our customers to meet its obligations to us or its insolvency or liquidation may adversely affect our financial results. However, all of our customers have positive payment histories.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to the risk factors disclosed in our Annual Report for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this Quarterly Report:

Exhibit No.	Exhibit Description
10.1	Agreement and Amendment No.2 to Credit Agreement, dated as of Novermber 26, 2012, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on November 28, 2012).

31.1+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certificate of Chief Executive Officer

32.2+	Section 1350 Certificate of Chief Financial Officer

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith
++	In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-CON ENERGY PARTNERS, LP

	By:	Mid-Con Energy GP, LLC, its general partner

Date: May 8, 2013	By:	/s/ Jeffrey R. Olmstead
Jeffrey R. Olmstead
President and Chief Financial Officer