Form 10-K
period 2013-12-31
Mid-Con Energy Partners, LP
filed 2014-03-05
CIK 1527709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 1-35374
________________________________________________________
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
 ________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the common units held by non-affiliates of the registrant was approximately $305.4 million on June 30, 2013, based on $22.55 per unit, the last reported sales price of the units on The NASDAQ Global Select Market on such date.
Documents incorporated by Reference: None.
As of March 5, 2014 the registrant had 21,066,412 common units and 360,000 general partner units outstanding.

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

NAMES OF ENTITIES
As used in this Form 10-K, unless we indicate otherwise:

•	“Founders” collectively refers to Charles R. Olmstead, S. Craig George and Jeffrey R. Olmstead;

•	“our general partner” refers to Mid-Con Energy GP, LLC;

•	“Mid-Con Affiliates” collectively refers to Mid-Con Energy III, LLC and Mid-Con Energy IV, LLC, which are affiliates of our general partner;

•	“Mid-Con Energy Partners,” the “partnership,” “we,” “our,” “us” or like terms when used refer to Mid-Con Energy Partners, LP, a Delaware limited partnership, and its subsidiaries;

•	“Mid-Con Energy Operating” refers to Mid-Con Energy Operating, LLC., an affiliate of our general partner;

•	“Mid-Con Energy Properties” refers to Mid-Con Energy Properties, LLC, our wholly owned subsidiary;

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

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (each a “forward–looking statement”). These forward–looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:
•business strategies;
•ability to replace the reserves we produce through acquisitions and the development of our properties;
•oil and natural gas reserves;
•technology;
•realized oil and natural gas prices;
•production volumes;
•lease operating expenses;
•general and administrative expenses;
•future operating results;
•cash flow and liquidity;
•availability of production equipment;
•availability of oil field labor;
•capital expenditures;
•availability and terms of capital;
•marketing of oil and natural gas;
•general economic conditions;
•competition in the oil and natural gas industry;
•effectiveness of risk management activities;
•environmental liabilities;
•counterparty credit risk;
•governmental regulation and taxation;
•developments in oil producing and natural gas producing countries; and
•plans, objectives, expectations and intentions.
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

PART I
ITEM 1. BUSINESS
Mid-Con Energy Partners, LP (“we,” “our,” “us,” the “Partnership”) is a publicly held Delaware limited partnership formed in December 2011 that engages in the acquisition, exploitation and development of producing oil and natural gas properties in North America, with a focus on the Mid-Continent region of the United States. Our common units are traded on the NASDAQ Global Select Market under the symbol “MCEP”. Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company.
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
Our management team has significant industry experience, especially with waterflood projects and, as a result, our operations focus primarily on enhancing the development of producing oil properties through waterflooding. Waterflooding, a form of secondary oil recovery, works by repressuring a reservoir through water injection and displacing or “sweeping” oil to producing wellbores. Through the continued development of our existing properties and through future acquisitions, we will seek to increase our reserves and production in order to maintain and, over time, increase distributions to our unitholders. Also, in order to enhance the stability of our cash flow for the benefit of our unitholders, we generally intend to hedge a portion of our production volumes through various commodity derivative contracts.
As of December 31, 2013, our total estimated proved reserves were approximately 13.9 MMBoe, of which approximately 98% were oil and 76% were proved developed, both on a Boe basis. As of December 31, 2013, we operated 99% of our properties through our affiliate, Mid-Con Energy Operating and 99% of our properties were being produced under waterflood, in each instance on a Boe basis. Our average net production for the month ended December 31, 2013 was approximately 2,496 Boe per day and our total estimated proved reserves had an average reserve-to-production ratio of approximately 15 years.
The following table summarizes information by core area regarding our estimated proved oil and natural gas reserves, and our average net production for the month ended December 31, 2013.

					December 2013
	Estimated Net Proved Reserves				Average Net Production			Gross Active Wells
	(MBoe)	% Operated (1)	% Oil	% Proved Developed	Boe/d Gross	Boe/d Net	Reserve-to- Production Ratio (2)	Oil and Natural Gas Wells	Injection Wells	Shut-in/ Waiting on Completion
Southern Oklahoma	6,255	100%	99%	69%	2,420	1,218	14	97	70	57
Northeastern Oklahoma	4,341	100%	97%	79%	837	683	17	236	65	69
Hugoton Basin	3,290	100%	98%	86%	677	571	16	54	23	43
Other	48	88%	87%	100%	60	24	5	11	3	1
Total	13,934	99%	98%	76%	3,994	2,496	15	398	161	170
______________________

(1)	Operated through our affiliate, Mid-Con Energy Operating.

(2)	The reserve to production ratio is calculated by dividing estimated net proved reserves as of December 31, 2013 by average net production for the month ended December 31, 2013.

Developments in 2013
Acquisitions
During May 2013, we acquired additional working interests in our Cushing properties located in the Northeastern Oklahoma core areas and in certain Southern Oklahoma units. We paid approximately $27.4 million in aggregate consideration for the interests.
Other
During April 2013, the borrowing base under our credit facility was reaffirmed at $130.0 million. No other material terms of the original credit agreement were amended. During November 2013, the borrowing base under our credit facility was increased from $130.0 million to $150.0 million and The Bank of Nova Scotia ("Scotiabank") was added as an additional lender. Effective with this increase, the maturity terms of our credit facility were extended to November 2018. No other material terms of the original credit agreement were amended.
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

•
Maintain operational control and a focus on cost-effectiveness in all our operations. As of December 31, 2013, Mid-Con Energy Operating operated 99% of our properties, as calculated on a Boe basis. We plan to continue exercising this level of operational control over our existing properties and favor acquisitions of operated properties in order to manage the timing and levels of our capital expenditures, development activities and operating costs.

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

Our Competitive Strengths
We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our objective of generating and growing cash available for distribution:

•
An asset portfolio largely consisting of properties with existing waterflood projects with proved reserves, of which 98% are oil, and relatively predictable production profiles that provide growth potential through ongoing response to waterflooding and that have modest capital requirements. Our properties consist of interests in mature fields located in Oklahoma and Colorado that have well-understood geologic features, relatively predictable production profiles and modest capital requirements, which we believe make them well-suited for waterflood development and for our objective of generating stable cash flow. Over 99% of our properties are being waterflooded and over 92% have been producing continuously since 1982 or earlier. Based on production estimates from our December 31, 2013 audited reserves, the average estimated decline rate for our existing proved developed producing reserves is approximately 12% for 2014 and, on a compounded average decline basis, approximately 10% for the subsequent five years and approximately 8% thereafter. Further, we believe that a substantial majority of the capital required for growth from our existing properties has already been spent. As a result, these properties have relatively predictable production profiles and production growth potential with modest capital requirements.

•
The ability to further exploit existing mature properties by utilizing our waterflood expertise. Our management team has actively operated most of our properties since 2005, and has a history of exploiting proved reserves to maximize production, primarily through waterflood projects. Over the last eight years, we identified, initiated, acquired, formed and developed over 23% of all new waterflood projects in the state of Oklahoma, while the next most active competitor formed only 8% of all new waterfloods. Furthermore, our experience in the Mid-Continent allows us to exploit synergies developed by applying knowledge of field, reservoir and play characteristics across the region. We believe that our expertise in secondary recovery techniques will increase the level of production from certain of our properties, particularly from existing waterflood projects, which, over time, may increase our cash flow.

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

•
Access to the collective expertise of Yorktown’s employees and their extensive network of industry relationships through our relationship with Yorktown. Yorktown is a private investment firm focused on investments in the energy sector with more than $4.0 billion in assets under management. As of December 31, 2013, Yorktown owned a 12.9% limited partner interest in us, making it our largest unitholder, and Yorktown Energy Partners, IX, L.P., owned a 50% interest in our affiliate, Mid-Con Energy Operating. With their extensive investment experience in the oil and natural gas industry and their extensive network of industry relationships, Yorktown’s employees are well positioned to assist us in identifying and evaluating acquisition opportunities and in making strategic decisions.

•
Mid-Con Energy Operating operates 99% of our properties, which allows them to control our operating costs and capital expenditures. As of December 31, 2013, Mid-Con Energy Operating operated 99% of our properties, as calculated on a Boe basis, which allowed it to control our operating costs and capital expenditures. We expect to continue exercising this level of operational control over our properties, including any properties we acquire through future acquisitions, which allows us to better manage our operating costs and capital expenditures. This substantial operational control of our producing properties also allows us to maximize the value of our properties, helps us stabilize our cash flow and affords us better control over the timing and costs of our operations.

•
An enhanced ability to pursue acquisition opportunities arising from our competitive cost of capital and balanced capital structure. Unlike our corporate competitors, we are not subject to federal income taxation at the entity level. This attribute should provide us with a lower cost of capital compared to those competitors, thereby enhancing our ability to compete for acquisitions of oil and, when advantageous, natural gas properties. Also our relatively low level of indebtedness and our ability to issue additional common units and other partnership interests in connection with these acquisitions improves our financial flexibility. As of December 31, 2013, we had an available borrowing capacity of $38.0 million under our credit facility after giving effect to our current borrowings of $112.0 million, providing us with other means of financing acquisition opportunities.

•
The range and depth of our technical and operational expertise allows us to expand both geographically and operationally to achieve our goals. We have assembled a senior team of geologists, engineers, landmen, accountants and operational personnel that have been successful in developing a significant number of new waterflood projects. Collectively, our management and employees have prior waterflood experience in over 150 waterflood projects located in more than thirteen states. We have a team of over 75 employees, with senior leadership in all production disciplines, and we have recruited a select group of younger professionals that are being trained in our waterflood specialty. With this expertise and depth, we believe this team has the ability to generate new waterflood projects that may become future acquisition opportunities for us. Beyond our core strength of waterflood development, our range and depth of expertise will allow us to expand both geographically and operationally. Although our projects to date have been focused on waterfloods in the Mid-Continent region, our management and operational employees have significant oil and gas experience in many other regions of the United States. Our wealth of experience enables us to pursue other types of exploitation opportunities, such as infill drilling projects that could significantly contribute to our strategy of generating stable cash flow and, over time, increasing our quarterly cash distributions.

Hedging Strategy
Our hedging strategy seeks to achieve more predictable cash flows and to reduce exposure to fluctuations in the price of oil. Our hedging program’s objective is to protect our ability to make current distributions, and to allow us to be better positioned to increase our quarterly distribution over time, while retaining some ability to participate in upward movements in oil prices. We use a phased approach, looking approximately 36 months forward while targeting a higher hedged percentage in the near 12 months of the period. As of December 31, 2013, we have commodity derivative contracts covering approximately 79% and 10% of our estimated average daily oil production for calendar years 2014 and 2015 (as estimated from the projection of our oil production in our audited proved reserves as of December 31, 2013). As of December 31, 2013 all of our derivative contracts for 2014 and 2015 are either swaps with fixed settlements or collars. The weighted average minimum prices on all of our derivative contracts for 2014 and 2015 are $93.56 and $87.89, respectively. A “collar” is a combination of a put option we purchase and a call option we sell. The put option portion of a collar is also referred to as a “floor.” A floor establishes a minimum average sale price for future oil production.
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

Our Principal Business Relationships
Our Relationship with the Mid-Con Affiliates
The Mid-Con Affiliates acquire and develop oil and natural gas properties that are either undeveloped or that may require significant capital investment and development efforts before they meet our criteria for ownership. As these development projects mature, we expect to have the opportunity to acquire certain of these properties from the Mid-Con Affiliates. Through this relationship with the Mid-Con Affiliates, we will avoid much of the capital, engineering and geological risks associated with the early development of any of these properties we may acquire. However, the Mid-Con Affiliates may not be successful in identifying or consummating acquisitions or in successfully developing the new properties they acquire. Further, the Mid-Con Affiliates are not obligated to sell any properties to us and they are not prohibited from competing with us to acquire oil and natural gas properties.
Services Agreement
Our subsidiaries and our general partner have a services agreement with Mid-Con Energy Operating. Pursuant to the services agreement, Mid-Con Energy Operating provides certain services to us, our subsidiaries and our general partner, including management, administrative and operational services, which include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. Mid-Con Energy Operating has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate back to us. Mid-Con Energy Operating will not be liable to us for its performance of, or failure to perform, services under the services agreement unless its acts or omissions constitute gross negligence or willful misconduct.
Our Relationship with Yorktown
We have a valuable relationship with Yorktown, a private investment firm founded in 1991 and focused on investments in the energy sector. Since 2004, Yorktown has made several equity investments in our predecessor. As of December 31, 2013 Yorktown owned approximately a 12.9% limited partner interest in us, making it one of our largest unitholders. Yorktown Energy Partners IX, L.P., owns a 50% interest in our affiliate Mid-Con Energy Operating. Also, Peter A. Leidel, a principal of Yorktown, serves on our board of directors.
Yorktown currently has more than $4.0 billion in assets under management and Yorktown’s employees have extensive investment experience in the oil and natural gas industry. Yorktown’s employees review a large number of potential acquisitions and are involved in decisions relating to the acquisition and disposition of oil and natural gas assets by the various portfolio companies in which Yorktown owns interests. With their extensive investment experience in the oil and natural gas industry and their extensive network of industry relationships, Yorktown’s employees are well positioned to assist us in identifying and evaluating acquisition opportunities and in making strategic decisions. Yorktown is not obligated to sell any properties to us and they are not prohibited from competing with us to acquire oil and natural gas properties. Investment funds managed by Yorktown manage numerous other portfolio companies, including the Mid-Con Affiliates, that are engaged in the oil and natural gas industry and, as a result, Yorktown may present acquisition opportunities to other Yorktown portfolio companies that compete with us.
Our Areas of Operation
As of December 31, 2013, our properties were located in the Mid-Continent region of the United States in three core areas: Southern Oklahoma, Northeastern Oklahoma and parts of Oklahoma and Colorado within the Hugoton Basin. These core areas are each composed of multiple waterflood units that are in close proximity to one another, produce from the same or geologically similar reservoirs and use similar waterflood methods. Focusing on these core areas allows us to apply our cumulative technical and operational knowledge to ongoing property development and to better predict future rates of recovery. For a discussion of the properties in our core areas, please see “Summary of Oil Properties and Projects.”
Our properties consist of mature, legacy onshore oil reservoirs, approximately 99% of the reserves of which are being produced under waterflooding, on a Boe basis. Our properties include multiple waterflood projects with varying degrees of maturity.
We own on average a 83% working interest across 398 gross producing (377 net) wells, 161 gross injection (152 net) wells, and 170 gross (169 net) wells shut-in or waiting on completion and operate 99% of our properties by value, as calculated using the standardized measure. Approximately 99% of our revenue is derived from the proceeds of oil production.

Our estimated proved reserves as of December 31, 2013 were approximately 13.9 MMBoe, of which approximately 98% were oil and approximately 76% were proved developed, both on a Boe basis. For the month ended December 31, 2013, we produced an average of approximately 2,496 Boe per day.
The following table shows our estimated net proved oil reserves for our core areas, based on a reserve report prepared by our internal reserve engineers and audited by Cawley, Gillespie & Associates, Inc., our independent petroleum engineers, as of December 31, 2013, and certain unaudited information regarding production and sales of oil and natural gas with respect to such properties:

	Average Net Production For the Month Ended		Estimated Net Proved Reserves as of December 31, 2013
	December 31, 2013			% of Total Proved Reserves		% Proved Developed Reserves
	Net (Boe/d)	% of Total	MBoe		% Oil		PV-10 (1) (2) ($ in millions)	% of Total

Southern Oklahoma	1,218	49%	6,255	45%	99%	69%	$237	61%
Northeastern Oklahoma	683	27%	4,341	31%	97%	79%	$85	22%
Hugoton	571	23%	3,290	24%	98%	86%	$68	17%
Other	24	1%	48	0%	87%	100%	$1	0%
All Fields	2,496	100%	13,934	100%	98%	76%	$391	100%

(1)
Standardized measure is calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 932, Extractive Activities—Oil and Gas. Because we are a limited partnership, we are generally not subject to federal or state income taxes and thus make no provision for federal or state income taxes in the calculation of our standardized measure. For a description of our commodity derivative contracts, please read—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Derivative Contracts.”

(2)
Our estimated net proved reserves and standardized measure were computed by applying average trailing 12-month index prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable 12-month period, held constant throughout the life of the properties). These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The average trailing 12-month index prices were $96.78 per Bbl for oil and $3.67 per MMBtu for natural gas for the 12 months ended December 31, 2013.

All proved undeveloped locations conform to SEC rules for recording proved undeveloped reserves. None of our proved undeveloped reserves as of December 31, 2013 have remained undeveloped for more than five years from the date the reserves were initially booked as proved undeveloped.
Summary of Oil Properties and Projects
Our core areas detailed below represent approximately 99% of our total estimated net proved reserves as of December 31, 2013, 99% of our average daily net production for the month ended December 31, 2013 and 99% of our standardized measure as of December 31, 2013. The following is a summary of each of our properties within our core areas. All of the following descriptions are based on our December 31, 2013 audited reserve report.
Southern Oklahoma
Our Southern Oklahoma properties are located in three fields in Love and Carter County, Oklahoma. The Southern Oklahoma properties are part of six waterflood units operated by Mid-Con Energy Operating, four of which were unitized by Mid-Con Energy Operating. During December 2013, our properties in these fields produced on average 2,420 Boe per day gross, 1,218 Boe per day net, and contained 6,255 MBoe of estimated net proved reserves.
We acquired additional interests in these properties in June 2012 and May 2013 and have an average working interest of 61.5% in 97 gross producing, and 70 injection properties. During 2013, we drilled 13 gross producing wells, 5 gross injection wells, and converted 3 producing wells to injections wells.

Northeastern Oklahoma
Our Northeastern Oklahoma properties are located in three fields in Pawnee, Creek, and Osage County, Oklahoma. The majority of our properties are being produced under waterflood and are operated by Mid-Con Energy Operating. The Cleveland Field was unitized in April 2013 as a waterflood unit. During December 2013, our properties in these fields produced on average 837 Boe per day gross, 683 Boe per day net, and contained 4,341 MBoe of estimated net proved reserves. We acquired additional interests in these properties in June 2012 and May 2013 and have an average working interest of 92.0% in 236 gross producing, and 65 injection properties. During 2013 we drilled 6 gross producing wells, 3 gross injection wells, 1 gross water supply well and converted 5 producing wells to injection wells.
Hugoton Basin
Our Hugoton Basin properties are located in three fields in Texas County, Oklahoma and Cheyenne County, Colorado. The Hugoton Basin properties are part of four waterflood units operated by Mid-Con Energy Operating, one of which Mid-Con Energy Operating unitized. During December 2013, our properties in these units produced on average 677 Boe per day gross, 571 Boe per day net, and contained 3,290 MBoe of estimated net proved reserves. We acquired additional working interests in October 2012, acquired one of the waterflood units in November 2012, and have an average working interest of 99.7% in 54 gross producing, and 23 injection properties. During 2013 we drilled 3 gross producing wells and converted 2 producing wells to injection wells.
Other Properties
The balance of the Company’s properties, located throughout the state of Oklahoma, consist of a mix of operated and non-operated properties, a majority of which are under waterflood. As of December 31, 2013, our other properties contained approximately 48 MBoe of estimated net proved reserves and generated average net production of approximately 24 Boe per day for the month ended December 31, 2013.
Oil and Natural Gas Reserves and Production
Internal Controls Relating to Reserve Estimates
We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. Our policies regarding internal controls over the recording of reserves estimates require reserve estimates to be in compliance with the SEC rules, regulations, definitions and guidance. Our proved reserves are estimated at the well or unit level and compiled for reporting purposes by our reservoir engineering staff. Internal evaluations of our reserves are maintained in a secure reserve engineering database. Reserves are reviewed internally by our senior management on a quarterly basis. Our reserve estimates are audited by our independent third-party reserve engineers, Cawley, Gillespie & Associates, Inc., at least annually.
Our staff works closely with Cawley, Gillespie & Associates, Inc., to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve audit process. To facilitate their audit of our reserves, we provide Cawley, Gillespie & Associates, Inc. with any information they may request, including all of our reserve information as well as geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures, lease operating expenses, product pricing, production taxes and relevant economic criteria. We also make all of our pertinent personnel available to Cawley, Gillespie & Associates, Inc. to respond to any questions they may have.
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
Qualifications of Responsible Technical Persons
Cawley, Gillespie & Associates, Inc. is an independent oil and natural gas consulting firm. No director, officer, or key employee of Cawley, Gillespie & Associates, Inc. has any financial ownership in the Mid-Con Affiliates, Mid-Con Energy Operating or any of their respective affiliates. Cawley, Gillespie & Associates, Inc.’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported. Cawley, Gillespie & Associates, Inc. has performed services for certain of Yorktown’s portfolio companies. The engineering audit presented in the Cawley, Gillespie & Associates, Inc. report was overseen by Bob Ravnaas, P.E., Executive Vice President. Mr. Ravnaas is an experienced reservoir engineer having been a practicing petroleum engineer since 1981. He has more than 30 years of experience in reserves evaluation. Mr. Ravnaas received a BS with special honors in Chemical Engineering from the University of Colorado at Boulder in 1979, and a M.S. in Petroleum Engineering from the University of Texas at Austin in 1981. He is a Registered Professional Engineer in the State of Texas, a member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, the American Association of Petroleum Geologists and the Society of Petrophysicists and Well Log Analysts.
Dr. Michael L. Wiggins has been our Executive Vice President, Chief Engineer since April 2013. Dr. Wiggins previously served as President of William M. Cobb & Associates, Inc. where his expertise included reservoir studies and oil and gas reserve evaluations and audits.
Estimated Proved Reserves
The following table presents our estimated net proved oil and natural gas reserves associated with our estimated proved reserves attributable to our properties as of December 31, 2013, based on reserve reports prepared by our reservoir engineering staff and audited by Cawley, Gillespie & Associates, Inc.

	Oil Net MBoe	Gas Net MBoe	Total Net MBoe
Reserve Data: (1)
Estimated proved developed reserves	10,397	220	10,617
Estimated proved undeveloped reserves	3,317	—	3,317
Total:	13,714	220	13,934

(1)
Our estimated net proved reserves were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month price for the prior twelve months were $96.78 per Bbl for oil and $3.67 per MMBtu for natural gas at December 31, 2013. These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Average adjusted prices used were $93.98 per Bbl of oil and $5.00 per Mcf of natural gas.

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
Development of Proved Undeveloped Reserves
None of our proved undeveloped reserves at December 31, 2013, are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Consistent with the typical waterflood response time range of six to eighteen months from initial development, the transfer of proved undeveloped reserves to the proved developed category through drilling is attributable to development costs incurred in prior years. During 2013, our capital expenditures for development drilling were approximately $14.5 million. Based on our current expectations of our cash flow, we believe that we can fund the development of our proved undeveloped reserves associated with our waterflood operations from our cash flow from operations and, if needed, borrowings from our credit facility. For a more detailed discussion of our pro forma liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Development Activities
Since January 2013, we have undertaken an extensive program consisting of drilling approximately 31 gross (24 net) development wells, the majority of which reside in our Southern and Northeastern Oklahoma core areas. Approximately 26% of these development wells are injection wells and the remainders are producing wells with 1 water supply well. The program has continued to successfully support injection and production and will continue on into 2014.
In our Northeastern Oklahoma core area, since early 2010, we have been engaged in an active acquisition and corresponding exploitation program in our Cleveland Field. During 2013, we unitized our Cleveland Field operations. The unitization has allowed us to enhance our exploitation strategy for these properties with a positive impact on production.
The following table sets forth information with respect to development activities during the periods indicated. The information should not be considered indicative of future performance nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Developmental wells:
Productive	22	17	31	23	34	21
Injection	8	6	7	6	12	9
Water Supply	1	1	—	—	—	—
Dry	—	—	1	1	2	1
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	22	17	31	23	34	21
Injection	8	6	7	6	12	9
Water Supply	1	1	—	—	—	—
Dry	—	—	1	1	2	1
Total:	31	24	39	30	48	31
We are in the process of completing 3 gross (3 net) recently drilled wells in our Northeastern Oklahoma core area.

Productive Wells
The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2013. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas		Injection		Water Supply Wells		Shut-in / Waiting on Completion		Total Wells
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Operated	394	376	4	1	161	152	14	12	170	169	739	710
Non-operated	4	—	3	—	—	—	—	—	—	—	4	—
Total	398	376	7	1	161	152	14	12	170	169	743	710
Developed Acreage
The following table sets forth information relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests is excluded from this table. As of December 31, 2013, substantially all of our leasehold acreage was held by production:

	Developed Acreage
	Gross	Net
Southern Oklahoma	8,744	5,381
Northeastern Oklahoma	6,319	5,811
Hugoton Basin	9,232	9,203
Other	1,281	763
Total	25,576	21,158
Delivery Commitments
We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing contracts.
Operations
General
We operate approximately 99% of our properties, as calculated on a Boe basis as of December 31, 2013, through our affiliate, Mid-Con Energy Operating. All of our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies. We design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on the properties we operate.
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

Geological and Engineering Services
Mid-Con Energy Operating employs production and reservoir engineers, geologists and land specialists, as well as field production supervisors. Through the services agreement, we have the direct operational support of a staff of over 26 petroleum professionals with significant technical expertise. We believe that this technical expertise, which includes extensive experience utilizing secondary recovery methods, particularly waterfloods, differentiates us from, and provides us with a competitive advantage over, many of our competitors. Please read “Certain Relationships and Related Party Transactions — Services Agreement.”
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
Principal Customers
For the year ended December 31, 2013, sales of oil and natural gas to Enterprise Crude Oil, LLC (“Enterprise”), Coffeyville Resources Refining & Marketing, LLC ("Coffeyville"), and Valero Marketing & Supply Co. ("Valero") accounted for approximately 50%, 23%, and 9%, respectively, of our sales volumes.
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
Hedging Activities
We continue to enter into commodity derivative contracts with unaffiliated third parties that are also members of our banking group to achieve more predictable cash flow and to reduce our exposure to short-term fluctuations in oil and natural gas prices. All of our derivative contracts for 2014 and 2015 are either swaps with fixed settlements or collars (calls and puts) with NYMEX prices and option agreements. For a more detailed discussion of our hedging activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”
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
Hydraulic Fracturing
Hydraulic fracturing has been a routine part of the completion process for the majority of the wells on our producing properties in Oklahoma and Colorado for several decades. Most of our properties are dependent on our ability to hydraulically fracture the producing formations. We are currently conducting hydraulic fracturing activities in our Northeastern Oklahoma and Southern Oklahoma core areas. All of our leasehold acreage is currently held by production from existing wells. Therefore, fracturing is not currently required to maintain this acreage but it will be required in the future to develop the majority of our proved behind pipe and proved undeveloped reserves associated with this acreage. Nearly all of our proved behind pipe and proved undeveloped reserves associated with future drilling and recompletion projects, or 33% of our total estimated proved reserves as of December 31, 2013 will be subject to hydraulic fracturing. Although the cost of each well will vary, on average approximately 12.5% of the total cost of drilling and completing a well is associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completing our wells are treated and are built into and funded through our normal capital expenditure budget.
For information regarding existing and proposed governmental regulations regarding hydraulic fracturing and related environmental matters, please read “Item 1. Business -Environmental Matters and Regulation-Water Discharges.” For related risks to our unitholders, please read “Item 1A. Risk Factors-Risks Related to Our Business.” Federal and State legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Insurance
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
Our insurance policies may not cover fines, penalties or costs and expenses related to government mandated clean-up of pollution. In addition, these policies do not provide coverage for all liabilities, and we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

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
The Comprehensive Environmental Response, Compensation and Liability Act, as amended, (“CERCLA”), also known as the Superfund law and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to public health or the environment and to seek to recover from responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances or other pollutants released into the environment. Despite the so-called petroleum exclusion, we generate materials in the course of our operations that may be regulated as hazardous substances.
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
Hydraulic Fracturing
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We employ conventional hydraulic fracturing techniques to increase the productivity of certain of our properties. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into rock formations to fracture the surrounding rock and stimulate production. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the SDWA and has published draft guidance documents related to this newly asserted regulatory authority. In addition, Congress has considered federal regulation of hydraulic fracturing including disclosure of the chemicals used in the hydraulic fracturing process. Several states in which we operate including Texas and Oklahoma have adopted rules requiring the disclosure of certain information related to hydraulic fluids associated with horizontal wells that are hydraulically fractured. Additionally, some states, and local governments have adopted and other states are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. For example, the state of Arkansas established a moratorium on waste water injection in certain areas hydraulic fracturing activities due to concern that such activities may be related to increased earthquake activity. Other authorities are considering restrictions on the disposal of hydraulic fluids by deepwell injection. We follow applicable industry standard practices and legal requirements for groundwater protection in our hydraulic fracturing activities. In the event that new or more stringent federal, state or local legal restrictions are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities.

There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with final results expected by 2014. The EPA has also announced that it is launching a study regarding the disposal of wastewater resulting from hydraulic fracturing activities into surface water and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. The U.S. Department of Energy is conducting an investigation of practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.
Almost all of our hydraulic fracturing operations are conducted on vertical wells. The fracture treatments on these wells are much smaller and utilize much less water than what is typically used on most of the shale gas wells that are being drilled throughout the United States. We follow applicable industry standard practices and legal requirements for groundwater protection in our operations, subject to close supervision by state and federal regulators, which conduct many inspections during operations that include hydraulic fracturing. We minimize the use of water and dispose of the produced water into approved disposal or injection wells. We currently do not intentionally discharge water to the surface.
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
Employees
The officers of our general partner manage our operations and activities. Neither we, our subsidiaries, nor our general partner have employees. Our general partner has entered into a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating will perform services for us, including the operation of our properties. Mid-Con Energy

Operating has over 75 employees performing services for our operations and activities. We believe that Mid-Con Energy Operating has a satisfactory relationship with these employees.
Offices
Our headquarters are located at 2501 North Harwood Street, Suite 2410, Dallas, Texas 75201, with approximately 5,400 square feet of office space under lease. Our Dallas lease expires in 2016. For our principal operating office, we currently lease approximately 15,000 square feet of office space in Tulsa, Oklahoma at 2431 East 61st Street, Suite 850, Tulsa, Oklahoma 74136. Our Tulsa lease expires in December 2016.
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
Risks Related to Our Business
We may not have sufficient cash available for distribution to sustain our current quarterly distribution, or any distribution at all, on our units following the establishment of cash reserves and payment of expenses, including payments to our general partner.
We may not have sufficient cash available for distribution each quarter to sustain our current quarterly distribution or any distribution at all, on our units. Under the terms of our partnership agreement, the amount of cash available for distribution will be reduced by our operating expenses and the amount of any cash reserves established by our general partner to provide for future operations, future capital expenditures, including development of our oil and natural gas properties, future debt service requirements and future cash distributions to our unitholders. The amount of cash that we distribute to our unitholders will depend principally on the cash we generate from operations, which will depend on, among other factors:

•	the amount of oil and natural gas we produce;

•	the prices at which we sell our oil and natural gas production;

•	the amount and timing of settlements on our commodity derivative contracts;

•	the level of our capital expenditures, including scheduled and unexpected maintenance expenditures;

•	the level of our operating costs, including payments to our general partner; and

•	the level of our interest expense, which depends on the amount of our outstanding indebtedness and the interest payable thereon.
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
Lower oil prices may decrease our revenues and therefore, our cash available for distribution to our unitholders. Historically, oil prices have been extremely volatile. For example, during 2013, the NYMEX-WTI oil price ranged from a high of $110.53 to a low of $86.68 per barrel. For the five years ended December 31, 2013, the NYMEX-WTI oil price ranged from a high of $113.93 to a low of $33.98 per barrel. A significant decrease in commodity prices may cause us to reduce the distributions we pay to our unitholders or to cease paying distributions altogether.
Also, the prices that we receive for our oil production often reflect a regional discount, based on the location of the production, to the relevant benchmark prices, such as the NYMEX, that are used for calculating hedge positions. These discounts, if significant, could similarly reduce our cash available for distribution to our unitholders and adversely affect our financial condition.
If commodity prices decline and remain depressed for a prolonged period, production from a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.
Significantly lower oil prices may render many of our development projects uneconomic and result in a downward adjustment of our reserve estimates, which would negatively impact our borrowing base and ability to borrow to fund our operations or to pay distributions to our unitholders. As a result, we may reduce the amount of distributions paid to our unitholders or cease paying distributions. In addition, a significant or sustained decline in oil prices could hinder our ability to effectively execute our hedging strategy. For example, during a period of declining commodity prices, we may enter into commodity derivative contracts at relatively unattractive prices in order to mitigate a potential decrease in our borrowing base upon a redetermination.
Further, deteriorating commodity prices may cause us to recognize impairments in the value of our oil properties. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil properties for impairments. We may incur impairment charges in the future related to depressed oil prices, which could have a material adverse effect on our results of operations in the period taken.
Our hedging strategy may be ineffective in mitigating the impact of commodity price volatility on our cash flows, which could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders.
We intend to maintain a portfolio of commodity derivative contracts covering a portion of our near-term estimated oil production. The prices at which we are able to enter into commodity derivative contracts covering our production in the future will be dependent upon oil prices at the time we enter into these transactions, which may be substantially higher or lower than current oil prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil prices received for our future production.
Our credit facility may hinder our ability to effectively execute our hedging strategy. To the extent our credit facility limits the maximum percentage of our production that we can hedge or the duration of those hedges, we may be unable to enter into additional commodity derivative contracts during favorable market conditions and, thus, may be unable to lock in attractive future prices for our product sales. Conversely, while our credit facility may not require us to hedge a minimum percentage of our production, it may cause us to enter into commodity derivative contracts at inopportune times. For example, during a period of declining commodity prices, we may enter into commodity derivative contracts at relatively unattractive prices in order to mitigate a potential decrease in our borrowing base upon a redetermination.
Our hedging activities could result in cash losses and may limit the prices we would otherwise realize for our production, which could reduce our cash available for distribution.
Our hedging strategy may limit our ability to realize cash flows from commodity price increases. Many of our derivative contracts require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays), we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity and our cash available for distribution to our unitholders

Our hedging transactions expose us to counterparty credit risk.
Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a derivative contract. Disruptions in the financial markets could lead to a sudden decrease in a counterparty’s liquidity, which could impair its ability to perform under the terms of the derivative contract and, accordingly, prevent us from realizing the benefit of the derivative contract.
Unless we replace the oil reserves we produce, our revenues and production will decline, which would adversely affect our cash flow from operations and our ability to make distributions to our unitholders at the initial quarterly distribution rate.
We may be unable to sustain our current quarterly distribution rate without substantial capital expenditures that maintain our asset base. Producing oil reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil reserves and production and, therefore, our cash flow and ability to make distributions are highly dependent on our success in economically finding or acquiring recoverable reserves and efficiently developing and exploiting our current reserves. Our production decline rates may be significantly higher than currently estimated if our wells do not produce as expected. Further, our decline rate may change when we make acquisitions. We may not be able to develop, find or acquire additional reserves to replace our current and future production on economically acceptable terms, which would adversely affect our business, financial condition and results of operations and reduce cash available for distribution to our unitholders.
Our operations require substantial capital expenditures, which will reduce our cash available for distribution and could materially affect our ability to make distributions to our unitholders
We make and expect to continue to make substantial capital expenditures for the development, production and acquisition of oil reserves. Some of these expenditures will reduce our cash available for distribution. Further, if the borrowing base under our credit facility or our revenues decrease as a result of lower oil prices, declines in estimated reserves or production or for any other reason, we may not be able to obtain the capital necessary to sustain our operations at the expected levels so as to generate an amount of cash necessary to make distributions to our unitholders.
Developing and producing oil is a costly and high-risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations and, as a result, our ability to pay distributions to our unitholders.
The cost of developing and operating oil properties, particularly under a waterflood, is often uncertain, and cost and timing factors can adversely affect the economics of a well. Our efforts may be uneconomical if we drill dry holes, or if our properties are productive but do not produce as much oil as we had estimated. Furthermore, our producing operations may be curtailed, delayed or canceled as a result of other factors, including:

•	high costs, shortages or delivery delays of equipment, labor or other services;

•	unexpected operational events and conditions;

•	adverse weather conditions and natural disasters;

•	injection plant or other facility or equipment malfunctions and equipment failures or accidents;

•	title disputes;

•	unitization difficulties;

•	pipe or cement failures, casing collapses or other downhole failures;

•	compliance with environmental and other governmental requirements;

•	lost or damaged oilfield service tools;

•	unusual or unexpected geological formations and reservoir pressure;

•	loss of injection fluid circulation;

•	costs or delays imposed by or resulting from compliance with regulatory requirements;

•	fires, blowouts, surface craterings, explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations; and

•	uncontrollable flows of oil or well fluids.
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
It is not possible to measure underground accumulations of oil in an exact way. Oil reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and assumptions concerning future oil prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may prove inaccurate. For example, if the price used in our December 2013 reserve report had been $10.00 less per barrel for oil, then the standardized measure of our estimated proved reserves as of that date would have decreased by $64.4 million, from $391.2 million to $326.8 million.
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
The present value of future net cash flows from our proved reserves, or standardized measure, may not represent the current market value of our estimated proved oil reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from our estimated proved reserves on the 12-month average oil index prices, calculated as the unweighted arithmetic average for the first-day-of-the-month price for each month and costs in effect as of the date of the estimate, holding the prices and costs constant throughout the life of the properties.
Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than current estimates. In addition, the 10% discount factor we use when calculating discounted future net cash flow for reporting requirements in compliance with the Financial Accounting Standard Board Codification 932, “Extractive Activities-Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.
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
Also, our reviews of properties acquired from third parties (as opposed to the Mid-Con Affiliates) may be incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition, given the time constraints imposed by most sellers. Even a detailed review of the properties owned by third parties and the records associated with such properties may not reveal existing or potential problems, nor will such a review permit us to become sufficiently familiar with such properties to assess fully the deficiencies and potential issues associated with such properties. We may not always be able to inspect every well on properties owned by third parties, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.
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
Sales of oil and natural gas to Enterprise, Coffeyville, Valero and National accounted for approximately 50%, 23%, 9% and 8%, respectively, of our sales for the year ended December 31, 2013. Our production is and will continue to be marketed by our affiliate, Mid-Con Energy Operating. By selling a substantial majority of our current production to a small concentration of customers we believe that we have obtained and will continue to receive more favorable pricing than would otherwise be available to us if smaller amounts had been sold to several purchasers based on posted prices. To the extent these significant customers reduce the volume of oil they purchase from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our oil production, and our revenues and cash available for distribution could decline which could adversely affect our ability to make cash distributions to our unitholders at the then-current distribution rate or at all.
In addition, a failure by any of these significant customers, or any purchasers of our production, to perform their payment obligations to us could have a material adverse effect on our results of operations. To the extent that purchasers of our production rely on access to the credit or equity markets to fund their operations, there could be an increased risk that those purchasers could default in their contractual obligations to us. If for any reason we were to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of our production were uncollectible, we would recognize a charge in the earnings of that period for the probable loss and could suffer a material reduction in our liquidity and ability to make distributions to our unitholders.
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
Many of our leases are in areas that have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests lying contiguous or adjacent to or adjoining our interests could take actions, such as drilling additional wells, that could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of our proved reserves, and may inhibit our ability to further exploit and develop our reserves.
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

The total amount we are able to borrow under our credit facility is limited by a borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts, as determined by our lenders in their sole discretion. The borrowing base is subject to redetermination on a semi-annual basis and more frequent redetermination in certain circumstances. Our lenders increased the borrowing base from $130 million to $150 million in November 2013. Any substantial or sustained decline in commodity prices would likely lead to a decrease in our borrowing base upon redetermination, and in such case, we could be required to repay any indebtedness in excess of the borrowing base. In the future, we may be unable to access sufficient capital under our credit facility as a result of a decrease in our borrowing base due to a subsequent borrowing base redetermination.
Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured.
There are a variety of operating risks inherent in the exploration, development and production of our oil and natural gas properties, such as leaks, explosions, mechanical problems and natural disasters, all of which could cause substantial financial losses. Any of these or other similar occurrences could result in the disruption of our operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial revenue losses. The location of our wells and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.
Insurance against all operational risk is not available to us. We are not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets due to weather and adverse economic conditions have made it more difficult for us to obtain certain types of coverage. As a result, we may not be able to obtain the levels or types of insurance we would otherwise have obtained prior to these market changes, and we cannot be sure the insurance coverage we do obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our business, financial condition, results of operations and ability to make distributions to our unitholders.
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
Rules recently finalized regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs.
In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission, and storage operations to regulation under the NSPS and NESHAP programs. The EPA’s final rule includes NSPS standards for completions of hydraulically fractured wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The new rules became effective October 15, 2012; however, a number of the requirements did not take immediate effect. The final rule establishes a phase-in period to allow for the manufacture and distribution of required emissions reduction technology. During the first phase, ending December 31, 2014, owners and operators must either flare their emissions or use emissions reduction technology called “green completions” technologies already deployed at wells. On or after January 1, 2015, all newly fractured wells will be required to use green completions. Controls for certain storage vessels and pneumatic controllers may phase-in over one year beginning on August 16, 2012, which is the date the final rule was published in the Federal Register, while certain compressors, dehydrators and other equipment must comply with the final rule immediately or up to three years and 60 days after publication of the final rule, depending on the construction date and/or nature of the unit. We continue to evaluate the EPA’s final rule, as it may require changes to our operations, including the installation of new emissions control equipment.
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
Strict, joint and several liabilities may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If we are not able to recover the resulting costs through insurance or increased revenues, our ability to make cash distributions to our unitholders could be adversely affected. For a detailed discussion please read “Item 1. Business-Environmental Matters and Regulation.”
The derivatives regulation provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules could adversely affect on our ability to use derivative contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which was enacted on July 21, 2010, establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Pursuant to the Act, the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators have promulgated and continue to promulgate rules implementing the Act’s derivative regulation provisions. The CFTC has finalized numerous such rules, including critical rulemakings on the definition of “swap”, “security-based swap”, “swap dealer” and “major swap participant.” The Act and the CFTC rules will require us, in connection with certain derivatives activities, to comply with mandatory clearing and exchange-trading requirements (or take steps to qualify for an exemption to such requirements) with respect to swaps we enter that fall within a class of swaps the CFTC has designed for mandatory clearing. Although we expect to qualify for the “end-user exception” to the mandatory clearing and exchange-trading requirements for the swaps we enter to hedge our commercial risks, these mandatory clearing and exchange-trading requirements apply to other market participants, such as our counterparties (who may be registered as swap dealers), and the application of those requirements to such persons may change the cost and availability of the swaps we use to hedge our commercial risks. As of March 5, 2014, the CFTC had only designated certain classes of interest rate swaps and index credit default swaps for mandatory clearing, and it is unclear when the CFTC will designate other classes of swaps, such as physical commodity swaps, for mandatory clearing. New regulations expected to be adopted by the CFTC and banking regulators may require us to comply with requirements to post margin with our counterparties for uncleared swaps, although these regulations are not finalized and how the final regulations will affect us is uncertain at this time. In addition, the CFTC recently proposed new position limits rules that sets limits on the positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities that market participants could hold, subject to with exceptions for certain bona fide hedging transactions intended to hedge certain price risks. The CFTC proposed the new position limits rule after the United States District Court for the District of Columbia invalidated a position limits rule the CFTC had previously adopted. Other rules also remain to be finalized by the CFTC, and, as a result, it is not possible at this time to predict with certainty the full effects of the Act and the related rules on us and the timing of such effects. A rule recently adopted under the Act may also require certain of the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities. Those separate entities would be our counterparties in future swaps and may not be as creditworthy as our current counterparties. The Act and the rules adopted thereunder may significantly increase the cost of entering into and maintaining derivative contracts (including to comply with swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and the related rules, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations, liquidity and cash flows.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing is an important and common practice that is used in the completion of unconventional wells in shale formations as well as tight conventional formations, including many of those that we complete and produce. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the federal Safe Drinking Water Act and has published draft guidance documents related to this newly asserted regulatory authority. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Many states in which we operated have adopted new rules requiring well operators to publicly disclose certain information regarding hydraulic fracturing operations, including the chemical composition of any liquids used in the hydraulic fracturing process. Generally, certain proprietary information may be excluded from an operator’s disclosure. Additionally, some states and local authorities have adopted and other states are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. In the event that new or more stringent federal, state or local legal restrictions are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in our development or production activities.
In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, and published an updated on December 21, 2012 with final results expected by 2014. Moreover, the EPA announced on October 20, 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2014 that such wastewater must meet before being transported to a treatment plant. On April 13, 2012, the Department of Interior, the Department of Energy and the Environmental Protection Agency issued a memorandum outlining a multi-agency collaboration on unconventional oil and gas research in response to the White House “Blueprint for a Secure Energy Future” and the recommendations of the Secretary of Energy Advisory Board Subcommittee on Natural Gas. On September 5, 2012, the U.S. Government Accountability Office issued two reports concerning environmental and health risks and key environmental and public health requirements related to hydraulic fracturing but did not make any recommendations. More recently there have been reports linking the injection of produced fluids from hydraulic fracturing to earthquakes. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms.
A failure in our operational systems or cyber security attacks on any of our facilities, or those of third parties, may affect adversely our financial results.
Our business is dependent upon our operational systems to process a large amount of data and complex transactions. If any of our financial, operational, or other data processing systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee causes our operational systems to fail, either as a result of inadvertent error or by deliberately tampering with or manipulating our operational systems. In addition, dependence upon automated systems may further increase the risk operational system flaws, employee tampering or manipulation of those systems will result in losses that are difficult to detect.
Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations sectors, and this may subject our business to increased risks. Any future cyber security attacks that affect our facilities, our customers and any financial data could have a material adverse effect on our business. In addition, cyber attacks on our customer and employee data may result in a financial loss and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results.
Risks Inherent in an Investment in Us
Our general partner controls us, and the Founders and Yorktown own an approximate 18.8% interest in us. They have conflicts of interest with, and owe limited fiduciary duties to, us, which may permit them to favor their own interests to the detriment of us and our unitholders.
Our general partner has control over all decisions related to our operations. Our general partner is owned by the Founders. As of December 31, 2013, the Founders and Yorktown own an approximate 18.8% interest in us. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. All of the executive officers and non-independent directors of our general partner are also officers and/or directors of the Mid-Con Affiliates and will continue to have economic interests in, as well as management and fiduciary duties to, the Mid-Con Affiliates. Additionally, one of the directors of our general partner is a principal with Yorktown. As a result of these relationships, conflicts of interest may arise in the future between the Mid-Con Affiliates and Yorktown and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These potential conflicts include, among others:

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
Currently, it would be difficult for the public unitholders to remove our general partner without its consent because affiliates of our general partner and Yorktown own sufficient units to make it difficult to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding units is required to remove our general partner. As of December 31, 2013, the Founders and Yorktown owned approximately 18.8% of our outstanding limited partner units, which will enable those holders, collectively, to make it difficult to remove our general partner.
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
As of December 31, 2013, the Founders and Yorktown own 3,638,555 common units or approximately 18.8% of our limited partner interests. Sales of these units or of other substantial amounts of our common units in the public market, or the perception that these sales may occur, could cause the market price of our common units to decline. Sales of such units could also impair our ability to raise capital through the sale of additional common units.
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
Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. Although we do not believe based on our current operations that we are so treated, the IRS could disagree with the positions we take, or a change in our business (or a change in current law) could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions which would be taxable as dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits as determined for U.S. federal income tax purposes, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the Obama Administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Although we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted, any such changes could negatively impact the value of an investment in our units.
Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.
The Obama Administration’s budget proposal for fiscal year 2014 includes proposals that would, among other things, eliminate certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.
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
If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and their adjusted tax basis in their units. Because prior distributions in excess of their allocable share of our total net taxable income decrease their tax basis in their units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than the original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation, depletion, amortization and Intangible Drilling Costs (“IDC”) deduction recapture. In addition, because the amount realized may include a unitholder’s share of our nonrecourse liabilities, and they may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning our units that may result in adverse tax consequences to them.
Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Prospective unitholders who are tax-exempt entities or non-U.S. persons should consult their tax advisor before investing in our units.
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
We will be considered to have technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. While we would continue our existence as a Delaware limited partnership, our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if special relief from the IRS is not available) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such unitholder’s taxable income for the year of termination. A technical termination would not affect our classification as a partnership for federal income tax purposes, but instead, we would be treated as a new partnership for tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a technical termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the tax year in which the termination occurs.
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
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject. No amounts have been accrued at December 31, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are traded on the NASDAQ Global Select Market under the symbol “MCEP”. At the close of business on March 5, 2014, based upon information received from our transfer agent and brokers and nominees, we had 84 common unitholders of record. This number does not include owners for whom common units may be held in “street” names. The daily high and low sales prices per common unit for the period from January 1, 2013 through December 31, 2013 were $27.05 and $18.94, respectively. The following table sets forth the range of the daily high and low sale prices per common unit and cash distributions to common unitholders for 2012 and 2013.

	Price Range		Cash Distribution
	High	Low	per Common Unit (1)
2012:
First Quarter	$25.18	$18.25	$0.475
Second Quarter	24.66	17.87	0.475
Third Quarter	24.12	20.31	0.485
Fourth Quarter	23.00	17.40	0.495

2013:
First Quarter	$23.95	$18.94	$0.505
Second Quarter	26.50	21.04	0.515
Third Quarter	25.28	21.34	0.515
Fourth Quarter	27.05	21.50	0.515	(1)

(1)
On January 22, 2014, the board of directors of our general partner declared a quarterly cash distribution for the fourth quarter 2013 of $0.515 per common unit. The distribution was paid on February 14, 2014.

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
Cash Distribution Policy
Our partnership agreement requires that, within 45 days after the end of each quarter we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. We will distribute approximately 98.2% of our available cash to our common unitholders, pro rata, and approximately 1.8% to our general partner. Our general partner is not entitled to any incentive distributions, and we do not have any subordinated units.
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

Securities Authorized for Issuance under Equity Compensation Plans
See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Long-Term Incentive Program” for information regarding our equity compensation plans as of December 31, 2013.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
The selected financial data for the years ended December 31, 2013, 2012, 2011, 2010 and six months ended December 31, 2009, are derived from our audited financial statements. The selected financial data for the year ended June 30, 2009 is derived from the audited financial statements of our predecessor. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

The following table shows selected financial data for the periods and as of the dates indicated (in thousands except number of units):

	Mid-Con Energy Partners, LP					Mid-Con Energy Corporation
	Year Ended December 31,				Six Months Ended December 31,	Year Ended June 30,
	2013	2012	2011	2010	2009	2009
Revenues:
Oil sales	$85,080	$60,887	$36,813	$16,853	$5,729	$10,246
Natural gas sales	656	674	1,218	1,418	743	2,172
Net settlements on derivatives	288	3,710	(2,157)	(90)	(350)	(669)
Gain (loss) on unsettled derivatives, net	(5,963)	2,004	3,437	(707)	(147)	1,679
Total revenues	$80,061	$67,275	$39,311	$17,474	$5,975	$13,428
Operating costs and expenses:
Lease operating expenses	16,366	10,948	8,491	6,237	2,431	5,369
Oil and gas production taxes	3,817	1,965	1,869	822	269	631
Impairment of proved oil and gas properties	1,578	1,296	—	1,886	9,208	—
Dry holes and abandonments of unproved properties	—	—	813	1,418	—	—
Depreciation, depletion and amortization	14,421	10,324	7,160	5,851	2,552	2,293
Accretion of discount on asset retirement obligations	173	126	78	127	58	78
General and administrative	12,244	11,000	3,767	1,376	704	2,274
Total operating costs and expenses	$48,599	$35,659	$22,178	$17,717	$15,222	$10,645
Income (loss) from operations	$31,462	$31,616	$17,133	$(243)	$(9,247)	$2,783
Other income (expense):
Interest income and other	9	10	216	218	35	119
Interest expense	(3,282)	(1,764)	(578)	(98)	(2)	(93)
Gain on sale of assets	—	—	1,621	354	—	—
Other revenue and expenses, net	—	—	576	847	118	298
Income tax expense- current	—	—	—	—	—	(625)
Income tax benefit (expense) deferred	—	—	—	—	—	502
Total other income (expense)	$(3,273)	$(1,754)	$1,835	$1,321	$151	$201
Net income (loss)	$28,189	$29,862	$18,968	$1,078	$(9,096)	$2,984
Computation of net income (loss) per limited partner unit:
General partners’ interest in net income (loss)	$518	$584	$379	$22	$(182)
Limited partners’ interest in net income (loss)	$27,671	$29,278	$18,589	$1,056	$(8,914)

Net income (loss) per limited partner unit:
Basic	$1.44	$1.62	$1.05	$0.06	$(0.51)
Diluted	$1.44	$1.62	$1.05	$0.06	$(0.51)

Weighted average limited partner units outstanding:
Common limited partner units (basic)	19,234	18,049	17,640	17,640	17,640
Common limited partner units (diluted)	19,249	18,049	17,640	17,640	17,640
Balance Sheet Data:
Working capital	$1,435	$6,254	$2,361	$(1,256)	$2,420
Total assets	190,083	158,590	96,611	56,867	40,496
Long-term debt	112,000	78,000	45,000	5,513	337
Total equity	66,788	72,181	43,349	43,072	36,779
Other Financial Data:
Adjusted EBITDA	$59,973	$47,681	$23,994	$10,593	$2,836

Non-GAAP Financial Measures
We include in this report the non-GAAP financial measure Adjusted EBITDA and provide our calculation of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, which are the GAAP financial measurements most directly comparable to Adjusted EBITDA. We define Adjusted EBITDA as net income (loss):

•	Plus:

•	interest expense;

•	depreciation, depletion and amortization;

•	accretion of discount on asset retirement obligations;

•	losses on unsettled derivatives, net;

•	impairment expenses;

•	dry hole costs and abandonments of unproved properties;

•	non-cash equity-based compensation; and

•	loss on sale of assets;

•	Less:

•	interest income;

•	gains on unsettled derivatives, net; and

•	gain on sale of assets.
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
The following table presents our reconciliation of Adjusted EBITDA to Net income (loss), for each of the periods indicated. The table below further presents a reconciliation of Adjusted EBITDA to cash flow from operating activities, our most directly comparable GAAP financial measure, for each of the periods indicated.

	Mid-Con Energy Partners, LP					Mid-Con Energy Corporation
	Year Ended December 31,				Six Months Ended December 31,	Year Ended June 30,
	2013	2012	2011	2010	2009	2009
	(in thousands)					(in thousands)
Net income (loss)	$28,189	$29,862	$18,968	$1,078	$(9,096)	$2,984
Income tax (benefit) expense- deferred	—	—	—	—	—	(502)
Income tax expense - current	—	—	—	—	—	625
Interest expense	3,282	1,764	578	98	2	93
Depreciation, depletion and amortization	14,421	10,324	7,160	5,851	2,552	2,293
Accretion of discount on asset retirement obligations	173	126	78	127	58	78
Loss (Gain) on unsettled derivatives, net	5,963	(2,004)	(3,437)	707	147	(1,679)
Impairment of oil and gas properties	1,578	1,296	—	1,886	9,208	—
Dry hole costs	—	—	813	1,418	—	—
Gain on sales of assets	—	—	(1,621)	(354)	—	—
Non-cash equity-based compensation	6,376	6,323	1,671	—	—	—
Interest income	(9)	(10)	(216)	(218)	(35)	(119)
Adjusted EBITDA	$59,973	$47,681	$23,994	$10,593	$2,836	$3,773
A reconciliation of Adjusted EBITDA to net cash provided by operating activities, our most directly comparable GAAP financial measure, for each of the periods indicated, is presented below:

	Mid-Con Energy Partners, LP					Mid-Con Energy Corporation
	Year Ended December 31,				Six Months Ended December 31,	Year Ended June 30,
	2013	2012	2011	2010	2009	2009
	(in thousands)					(in thousands)
Net cash provided by operating activities	$56,634	$47,717	$24,113	$11,798	$965	$10,935
Amortization of debt placement fees	(168)	(131)	—	—	—	—
Change in working capital	234	(1,659)	(481)	(1,085)	1,904	(7,761)
Income tax expense - current	—	—	—	—	—	625
Interest expense	3,282	1,764	578	98	2	93
Interest income	(9)	(10)	(216)	(218)	(35)	(119)
Adjusted EBITDA	$59,973	$47,681	$23,994	$10,593	$2,836	$3,773

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” contained herein.
Overview
Mid-Con Energy Partners, LP (“we,” “our,” “us,” the “Partnership”) is a publicly held Delaware limited partnership formed in December 2011, that engages in the operation, acquisition, exploitation and development of producing oil and natural gas properties in North America, with a focus on the Mid-Continent region of the United States. Our common units are traded on the NASDAQ Global Select Market under the symbol “MCEP”. Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company.
Our properties are located in the Mid-Continent region of the United States in three core areas: Southern Oklahoma, Northeastern Oklahoma and parts of Oklahoma and Colorado within the Hugoton Basin. Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.
As of December 31, 2013, our total estimated proved reserves were approximately 13.9 MMBoe, of which approximately 98% were oil and 76% were proved developed, both on a Boe basis. As of December 31, 2013, we operated 99% of our properties through our affiliate, Mid-Con Energy Operating and 99% of our properties were being produced under waterflood, in each instance on a Boe basis. Our average net production for the month ended December 31, 2013 was approximately 2,496 Boe per day and our total estimated proved reserves had an average reserve-to-production ratio of approximately 15 years.
We are an “emerging growth company” as defined in Section 101 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.
Developments in 2013
In May 2013 we acquired additional working interest in our Cushing properties located in the Northeastern Oklahoma core area and in certain Southern Oklahoma units for approximately $27.4 million.
During 2013, we drilled 22 gross producing wells, 8 gross injector wells, 1 water supply well and converted 10 gross producing wells to injection wells.
Other
During November 2013, the borrowing base under our credit facility was increased from $130.0 million to $150.0 million and Scotiabank was added to the lender group. Effective with this increase, the maturity terms of our credit facility were extended to November 2018. No other material terms of the original credit agreement were amended.
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
Critical Accounting Policies and Estimates
Oil and Natural Gas Reserves
Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. The estimates of our proved reserves as of December 31, 2013 are based on reserve reports prepared by our reservoir engineering staff and audited by Cawley, Gillespie & Associates, Inc. The estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years.
The accuracy of our reserve estimates is a function of many factors, including the quality and quantity of available data, the interpretation of that data, the accuracy of various economic assumptions, and the judgments of the individuals preparing the estimates. In addition, our proved reserve estimates are also a function of many assumptions, all of which could deviate significantly from actual results. For example, when the price of oil and natural gas increases, the economic life of our properties is extended, thus increasing estimated proved reserve quantities and making certain projects economically viable. Likewise, if oil and natural gas prices decrease, the properties economic life is reduced and certain projects may become uneconomic, reducing estimated proved reserve quantities. Oil and natural gas price volatility adds to the uncertainty of our reserve quantity estimates. As such, reserve estimates may materially vary from the ultimate quantities of oil, natural gas and NGLs eventually recovered. For additional information regarding estimates of reserves, including the standardized measure of discounted future net cash flows, see “Supplementary Information” in Item 8. “Financial Statements and Supplementary Data” and see also Item 1. “Business.”

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
Derivative Contracts and Hedging Activities
Current accounting rules require that all derivative contracts, other than those that meet specific exclusions, be recorded at fair value. Quoted market prices are the best evidence of fair value. If quotations are not available, management’s best estimate of fair value is based on the quoted market price of derivatives with similar characteristics or on other valuation techniques. We use certain pricing models to determine the fair value of our derivative financial instruments. Inputs to the pricing models include publicly available prices from a compilation of data gathered from third parties and brokers. We compare our estimates of the fair values of our derivative financial instruments with those provided by our counterparties. There have been no significant differences.

We recognize all of our derivative contracts as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative contract depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative contracts that are designated and qualify as hedging instruments, we designated the hedging instrument, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative contracts not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. None of our derivatives were designated as a hedging instrument during the twelve months ended December 31, 2013, 2012 and 2011.

Results of Operations
The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (in thousands).

	Mid-Con Energy Partners, LP
	Year Ended December 31,
	2013	2012	2011
Revenues:
Oil sales	$85,080	$60,887	$36,813
Natural gas sales	656	674	1,218
Net settlements on derivatives	288	3,710	(2,157)
Gain (loss) on unsettled derivatives, net	(5,963)	2,004	3,437
Total revenues	$80,061	$67,275	$39,311
Operating costs and expenses:
Lease operating expenses	$16,366	$10,948	$8,491
Oil and gas production taxes	3,817	1,965	1,869
Impairment of proved oil and gas properties	1,578	1,296	—
Dry holes and abandonments of unproved properties	—	—	813
Depreciation, depletion and amortization (1)	14,421	10,324	6,795
General and administrative (2)	12,244	11,000	3,767
Interest expense	3,282	1,764	578
Production: (Unaudited)
Oil (MBbls)	907	678	407
Natural gas (MMcf)	128	122	164
Total (MBoe)	928	698	434
Average net production (Boe/d)	2,542	1,907	1,191
Average sales price: (Unaudited)
Oil (per Bbl):
Sales price	$93.80	$89.80	$90.45
Effect of net settlements on commodity derivative instruments	$0.32	$5.47	$(5.30)
Realized price after net settlement of derivatives	$94.12	$95.27	$85.15
Natural gas (per Mcf):
Sales price (3)	$5.13	$5.52	$7.43
Average unit costs per Boe: (Unaudited)
Lease operating expenses	$17.64	$15.68	$19.56
Oil and gas production taxes	$4.11	$2.82	$4.31
Depreciation, depletion and amortization	$15.54	$14.79	$15.66
General and administrative expenses	$13.19	$15.76	$8.68

(1)	Depreciation, depletion and amortization expenses for this table only represent the depletion expense for the producing properties.

(2)	General and administrative expenses include non-cash equity-based compensation of $6.4 million, $6.3 million, and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(3)	Natural gas sales price per Mcf includes the sale of natural gas liquids.

Factors Affecting the Comparability of the Historical Financial Results
The comparability of our results of operations among the periods presented is impacted by:

•	The drilling of 48 wells in 2011, and 39 wells in 2012 and 31 wells in 2013 on our properties;

•
Our sale to the Mid-Con Affiliates on June 30, 2011 of certain properties representing less than 1% of our proved reserves by value, as calculated using the standardized measure, as of September 30, 2011, and certain subsidiaries that do not own oil and natural gas reserves, including Mid-Con Energy Operating, to the Mid-Con Affiliates for aggregate consideration of $7.5 million;

•	Our acquisition of the War Party I and II Units for a purchase price of $7.2 million in June 2011;

•	Our acquisition in December 2011 of additional working interest in the Cushing Field for $6.0 million;

•	Our acquisition in June 2012 of properties in Northeastern Oklahoma and additional working interests in Southern Oklahoma for $16.4 million;

•	Our acquisition in October 2012 of additional working interests in the War Party I and II Units for $3.7 million;

•	Our acquisition in November 2012 of the Clawson Ranch Waterflood Unit for $28.9 million;

•	Our acquisition in May 2013 of additional working interests in our Cushing properties located in the Northeastern Oklahoma core area and certain Southern Oklahoma units for $27.4 million.
As a result of the factors listed above, historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012.
Net income was approximately $28.2 million for the year ended December 31, 2013 compared to approximately $29.9 million for the year ended December 31, 2012, a decrease of approximately $1.7 million. The change was attributable to an increase in oil sales offset by the unfavorable net effect of our derivatives, an increase in operating expenses, depreciation, general and administrative expenses and interest expense.
Sales Revenues. Revenues from oil and natural gas sales for the year ended December 31, 2013 were approximately $85.7 million as compared to approximately $61.6 million for the year ended December 31, 2012. The increase in revenues was primarily due to an increase in daily oil production which includes incremental volumes from acquisitions of properties in the later half of 2012 and additional working interests in 2013.
On average, our production volumes for the year ended December 31, 2013 were approximately 928 MBoe, or approximately 2,542 Boe per day. In comparison, our total production volumes for the year ended December 31, 2012 were approximately 698 MBoe, or approximately 1,907 Boe per day on average. The increase in production volumes was primarily due to the acquisition of additional working interests in our existing properties, waterflood response from injection and our drilling programs in the our core areas. Also, the increase in production for the year ended December 31, 2013 reflects the favorable impact from various acquisitions of oil properties and additional working interests during 2012 and 2013. Our average sales price per barrel of oil, excluding commodity derivative contracts, for the year ended December 31, 2013 was $93.80, compared with $89.80 for the year ended December 31, 2012.
Effects of Commodity Derivative Contracts. We utilize NYMEX contracts to hedge against changes in commodity prices. We use certain pricing models to determine the fair value of our derivative contracts. Inputs to the pricing models include market quotes and pricing analysis. See Note 5, Note 6 and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," for additional information about our commodity derivatives. Due to the period change in the mark-to-market value of these contracts, we recorded a net loss from our commodity hedging program for the year ended December 31, 2013 of approximately $5.7 million, which was composed of a non-cash loss on unsettled derivative contracts of approximately $6.0 million and a gain of approximately $0.3 million on net cash settlements of derivative contracts. For the year ended December 31, 2012, we recorded a net gain from our commodity hedging program of approximately $5.7 million, which was composed of a gain of approximately $3.7 million on net cash settlements of derivative contracts and a non-cash gain of approximately $2.0 million on unsettled derivative contracts.
Lease Operating Expenses. Our lease operating expenses were approximately $16.4 million for the year ended December 31, 2013, or $17.64 per Boe, compared to approximately $10.9 million for the year ended December 31, 2012, or approximately $15.68 per Boe. The increase in total lease operating expenses for the year ended December 31, 2013 primarily reflects increased oil field service costs and electricity costs resulting from the additional number of producing wells in 2013 and the additional oil properties and working interest acquired during 2012 and 2013. In 2013, the increase in average costs per

Boe was primarily due to the higher costs of operations in our Hugoton Basin and Northeastern Oklahoma areas from acquisitions in October 2012 and May 2013, respectively, and due to workovers and one-time well servicing costs in both areas. Ad valorem taxes are also reflected in lease operating expenses and the taxes are levied on our properties in Colorado and are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts, and a percentage of production equipment value.
Production Taxes. Production taxes are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts. Our production taxes were approximately $3.8 million for the year ended December 31, 2013, or approximately $4.11 per Boe for an effective tax rate of approximately 4.5%, compared to approximately $2.0 million for the year ended December 31, 2012, or approximately $2.82 per Boe for an effective tax rate of approximately 3.2%. The increase in production taxes during 2013 was directly related to higher oil and gas revenues driven by increased production and higher oil prices. The per Boe increase in production taxes compared to 2012 was primarily due to (i) increase in oil and gas revenues for 2013, and (ii) receipt of a prior period production tax credit adjustment of $0.5 million received in 2012 for one of our Southern Oklahoma units. The adjustment was due to the Enhanced Recovery Project Gross Production Tax Exemption in Oklahoma through which a portion of our wells receive a reduced tax rate. The State of Oklahoma, where most of our properties are located, currently imposes a production tax of 7.2% for oil and natural gas properties and an excise tax of 0.095%.
Impairment Expense. Our impairment expense was approximately $1.6 million and $1.3 million for the year ended December 31, 2013 and 2012, respectively. We review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. If the carrying amount exceeds the property’s estimated fair value, we adjust the carrying amount of the property to fair value through a charge to impairment expense. As a result of declines in reserve estimates, during the year ended December 31, 2013, we recorded approximately a $1.6 million non-cash impairment charge within our miscellaneous core area properties. During the year ended December 31, 2012 we recorded approximately a $1.1 million and $0.2 million non-cash impairment charge within our miscellaneous core area and our Southern Oklahoma core areas, respectively.
Depreciation, Depletion and Amortization Expenses. Our depreciation, depletion and amortization expenses on producing properties for the year ended December 31, 2013 were approximately $14.4 million, or approximately $15.54 per Boe produced, compared to approximately $10.3 million,  or approximately $14.79 per Boe produced, for the year ended December 31, 2012. The increase in depreciation, depletion and amortization expenses was primarily due to the increase in total asset value of the oil and gas properties from our drilling program and the acquisitions of properties and additional working interests in our Hugoton Basin, Southern and Northeastern Oklahoma core areas during 2012 and 2013.
General and Administrative Expenses. Our general and administrative expenses were approximately $12.2 million for the year ended December 31, 2013, or approximately $13.19 per Boe produced compared to approximately $11.0 million for the year ended December 31, 2012 or approximately $15.76 per Boe produced. The overall increase in general and administrative expenses for the year ended December 31, 2013 was primarily due to additional payroll expenses associated with hiring additional staff, merit increases and bonuses. Non-cash equity based compensation expense was $6.4 million and $6.3 million for 2013 and 2012, respectively, and its cash based payroll tax costs of $0.2 million each year. The decrease in total general and administrative expenses per Boe was attributable to increased production in 2013.
Interest Expense. Our interest expense for the year ended December 31, 2013 was approximately $3.3 million, compared to approximately $1.8 million for the year ended December 31, 2012. The increase was due to higher borrowings outstanding from our credit facility during 2013.
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
Sales Revenues. Revenues from oil and natural gas sales for the year ended December 31, 2012 were approximately $61.6 million as compared to approximately $38.0 million for the year ended December 31, 2011. The increase in revenues was primarily due to an increase in daily oil production which includes incremental volumes from acquisitions in 2012 and the last six months of 2011.
On average, our production volumes for the year ended December 31, 2012 were approximately 698 MBoe, or approximately 1,907 Boe per day. In comparison, our total production volumes for the year ended December 31, 2011 were approximately 434 MBoe, or approximately 1,191 Boe per day on average. The increase in production volumes was primarily due to ongoing waterflood response to injection as well as from wells drilled as part of the drilling program in our Southern Oklahoma core area. Furthermore, the increase in production for the year ended December 31, 2012 reflects the impact from various acquisitions of oil properties and additional working interest during 2012. Our average sales price per barrel of oil, excluding commodity derivative contracts, for the year ended December 31, 2012 was $89.80, compared with $90.45 for the year ended December 31, 2011.
Effects of Commodity Derivative Contracts. We utilize NYMEX contracts to hedge against changes in commodity prices. Due to the period change in the mark-to-market value of these contracts, we recorded a net gain from our commodity hedging program for the year ended December 31, 2012 of approximately $5.7 million, which was composed of a gain of approximately $3.7 million on net cash settlements of derivative contracts and a non-cash gain on unsettled derivative contracts of approximately $2.0 million. For the year ended December 31, 2011, we recorded a net gain from our commodity hedging program of approximately $1.3 million, which was composed of a non-cash gain on unsettled derivative contracts of $3.4 million and a loss of approximately $2.1 million on net cash settlements of derivative contracts.
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
Production Taxes. Our production taxes were approximately $2.0 million for the year ended December 31, 2012, or approximately $2.82 per Boe for an effective tax rate of approximately 3.2%, compared to approximately $1.9 million for the year ended December 31, 2011, or approximately $4.31 per Boe for an effective tax rate of approximately 4.9%. Production taxes are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts. The State of Oklahoma, where most of our properties are located, currently imposes a production tax of 7.2% for oil and natural gas properties and an excise tax of 0.095%. The decrease in price per Boe is due to some of our Southern Oklahoma properties receiving a reduced production tax rate from Oklahoma’s Enhanced Recovery Project Gross Production Tax Exemption.
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
General and Administrative Expenses. Our general and administrative expenses were approximately $11.0 million for the year ended December 31, 2012, or approximately $15.76 per Boe produced compared to approximately $3.8 million for the year ended December 31, 2011 or approximately $8.68 per Boe produced. The increase in general and administrative expenses for the year ended December 31, 2012 is primarily due to higher compensation costs of $6.5 million related to our equity-based compensation expense, higher professional fees necessary to comply with public reporting requirements, and incremental costs related to the hiring of additional staff. Compensation costs include non-cash equity-based compensation of $6.3 million and its cash based payroll tax costs of $0.2 million.
Interest Expense. Our interest expense for the year ended December 31, 2012 was approximately $1.8 million, compared to approximately $0.6 million for the year ended December 31, 2011. The increase was primarily due to increased borrowings from our credit facility in 2012.

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
We believe a strong balance sheet is a necessary pre-requisite for creating sustainable growth in unitholder value. Our liquidity position as of December 31, 2013 consisted of approximately $1.4 million of available cash, and $38.0 million of available borrowings under our credit facility. Our primary use of capital has been for the acquisition and development of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our credit facility.
As of December 31, 2013, our $250 million credit facility had a remaining borrowing capacity of $38.0 million ($150.0 million borrowing base less $112.0 million of outstanding borrowings). The borrowing base is re-determined on or about April 30 and October 31 of each year. On November 5, 2013 the borrowing base of our credit facility was increased from $130.0 million to $150.0 million. See Note 8 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about our credit facility.
Cash Flow
Cash flow provided by (used in) each type of activity was as follows:

	Year Ended December 31,
	2013	2012	2011
Operating activities	$56,634	$47,717	$24,113
Investing activities	(50,423)	(72,539)	(42,045)
Financing activities	(5,830)	25,647	17,938
Operating Activities. Net cash provided by operating activities was approximately $56.6 million, $47.7 million and $24.1 million for the years ended December 31, 2013 and 2012 and 2011, respectively. The increase in December 31, 2013 from December 31, 2012 was primarily due to higher revenues generated by higher production volumes and higher oil prices, partially offset by a decrease in cash settlement derivatives and higher lease operating expenses and production taxes. The increase in December 31, 2012 from December 31, 2011 was primarily due to higher revenues generated by higher production volumes and higher cash settlements from derivatives, partially offset by higher general and administrative expenses.
Cash provided by operating activities is impacted by the prices we receive for oil and natural gas sales and production volumes. Our production volumes in the future will in large part be dependent upon the results of past waterflood development activities, increased production through our drilling programs, acquisitions, and results of future capital expenditures. Our ability to fund planned capital expenditures and to make acquisitions, depends upon our future operating performance, oil and natural gas prices, industry conditions, prices and other factors, some of which are beyond our control.
Investing Activities. Net cash used in investing activities was approximately $50.4 million, $72.5 million, and $42.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. Cash used in investing activities during 2013 included $28.0 million for the purchase of additional working interest in the Cushing properties and certain Southern Oklahoma properties. We also spent $22.4 million on capital expenditures, primarily for drilling, development and completion activities. Cash used in investing activities during 2012 included $48.6 million for the purchase of certain oil properties in Northeastern Oklahoma and additional working interest in our existing units in Southern Oklahoma. We also spent $24.0 million on capital expenditures, primarily for drilling activities. Cash used in investing activities during 2011 included the acquisition of properties as part of our initial public offering, and cash spent in development activities in Southern Oklahoma, including the in-field drilling in these units.
Financing Activities. Our cash flows from financing activities consisted primarily of proceeds from and payments on our credit facility, and distributions to unitholders. Net cash (used in) provided by financing activities was approximately ($5.8 million), $25.6 million, and $17.9 million for the year ended December 31, 2013, 2012 and 2011, respectively. During the year ending December 31, 2013 cash used in financing activities included distributions to unitholders of approximately $39.8 million and net proceeds from our credit facility of approximately $34.0 million which were used to finance the acquisition of additional working interest in our Northeastern Oklahoma and Southern Oklahoma core areas, and to develop capital projects. During the year ended December 31, 2012, we received net proceeds from our credit facility of approximately $33.0 million in addition to proceeds of $20.4 million from the sale of our common units which were used to finance the purchase of certain oil properties located in our Northeastern Oklahoma core area and certain working interests in our existing units in the Southern Oklahoma core area, develop capital projects and to pay down our line of credit. Conversely, we made distributions to unitholders of approximately $27.7 million. During the year ended December 31, 2011, we received proceeds of $87.4 million from our initial public offering net of offering costs, and net proceeds from our financing arrangements of $39.2 million which were used to fund our drilling activity in Southern Oklahoma and the distribution of $110.9 million to redeem the limited liability company membership units held by certain employees, directors, and non-affiliates in consideration for the merger of Mid-Con Energy I, LLC and Mid-Con Energy II, LLC into our subsidiary at the closing of our Initial Public Offering.
Capital Requirements
Our business requires continual investment to upgrade or enhance existing operations in order to increase and maintain our production and the size our asset base. The primary purpose of growth capital is to acquire, develop and produce assets that allow us to increase our production levels and asset base. We are actively engaged in the acquisition of oil and natural gas properties. To date, we have funded acquisition transactions through a combination of cash and available borrowing capacity under our current credit facility. We expect to finance any significant acquisition of oil and natural gas properties in 2014 through the issuance of equity, debt financing or borrowings under our revolving credit facility.
In 2013, our capital spending program for the development, growth and maintenance of our oil and natural gas properties, including projects for our properties acquired in 2013, was approximately $22.3 million. We currently expect 2014 spending to be approximately $30.0 million. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.
Acquisitions. During May 2013, we acquired additional working interests in our Cushing properties located in the Northeastern Oklahoma core area and in certain Southern Oklahoma units. We paid approximately $27.4 million in aggregate consideration for the interests and the transaction was financed using proceeds from our revolving credit facility.
During 2012, our expenditures for acquisition of oil and natural gas properties totaled approximately $49.0 million and included the acquisition of properties located in the Northeastern Oklahoma core area and additional working interests in our existing units in the Southern Oklahoma and Hugoton Basin core areas. These transactions were financed using proceeds from our revolving credit facility.
Credit Facility
We have a $250.0 million senior secure revolving credit facility that expires in November 2018. Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At December 31, 2013, we had approximately $112.0 million of borrowings outstanding under the revolving credit facility. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0. As of December 31, 2013, we were in compliance with all of the facility’s financial covenants.
During 2013, our borrowing base under the revolving credit facility was increased from $130.0 million to $150.0 million and Scotiabank was added to the lender group. Effective with this increase, the maturity terms of our credit facility were extended to November 2018. No other material terms of the original credit agreement were amended. Borrowings under the facility may not exceed our current borrowing base of $150.0 million. The borrowing base is determined by the lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other matters that may vary.
Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election: (i) the greater of the prime rate of the Royal Bank of Canada, the federal funds effective rate plus 0.50%, and the one month adjusted London Interbank Offered Rate ("LIBOR") plus 1.0%, all of which are subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. For the year ended December 31, 2013, the average effective rate was approximately 2.7%. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage. For additional information about our long-term debt, such as interest rates and covenants, please see “Item 8. Financial Statements and Supplementary Data" contained herein.
Derivative Contracts
At December 31, 2013, our open commodity derivative contracts were in a net liability position with a fair value of $1.4 million. All of our commodity derivative contracts are with major financial institutions that are also members of our banking group. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a loss. As of December 31, 2013, all of our counterparties have performed pursuant to their commodity derivative contracts.
All of our derivative contracts for 2014 and 2015 are either swaps with fixed settlements or collars (calls and puts). These instruments limit our exposure to declines in prices, but also limit the benefits if prices increase. We do not designate commodity derivative contracts as hedges for accounting purposes; therefore, the mark-to-market adjustment reflecting the change in the fair value of unsettled derivative contracts is recorded in current period earnings as a non-cash gain or loss. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash income or expenses due to changes in the fair value of our commodity derivative contracts. Net settlement gains or losses on derivative contracts only arise from net payments made or received on monthly settlements or if a commodity derivative contract is terminated prior to its expiration.
See Note 5 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding our derivative contracts.

Our risk management program is intended to reduce our exposure to commodity prices and interest rates and to assist with stabilizing cash flows. Accordingly, we utilize derivative financial instruments to manage our exposure to commodity price fluctuations and fluctuations in location differences between published index prices and the NYMEX futures prices. Our policies do not permit the use of derivatives for speculative purposes. As of December 31, 2013, we have commodity derivative contracts covering approximately 79% and 10% of our calendar years 2014 and 2015 average daily oil production (as estimated from the projection of our oil production in our audited proved reserves as of December 31, 2013).
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2013. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	Obligations Due in Period (in thousands)
	2014	2015	2016	2017	2018	Total
Long-term debt (1)	$—	$—	$—	$—	$112,000	$112,000
Interest on long-term debt (2)	3,024	3,024	3,024	3,024	2,560	14,656
Total	$3,024	$3,024	$3,024	$3,024	$114,560	$126,656

(1)	For purposes of this table, we have assumed that the borrowings under our revolving credit facility as of December 31, 2013 will not be repaid until the maturity date on November 5, 2018.

(2)
Interest obligation for borrowings under our revolving credit facility assumes borrowings outstanding at December 31, 2013 will remain outstanding until the maturity date of the facility. The interest obligation is based on a 2.7% borrowing rate at December 31, 2013.

Our ARO is not included in the table above given the uncertainty regarding the actual timing of such expenditures. The total amount of our ARO at December 31, 2013 is $3.9 million.
Off–Balance Sheet Arrangements
As of December 31, 2013, we had no off–balance sheet arrangements.
Recently Issued Accounting Pronouncements
No new accounting pronouncements issued or effective during the year ended December 31, 2013 have had or are expected to have a material impact on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to a variety of market risks including commodity price risk, interest rate risk and credit risk. The primary objective of the following information is to provide quantitative and qualitative information about our potential exposure to market risks. The term “market risk” refers to the risk of loss arising from adverse changes in oil and natural gas prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. All of our market risk sensitive instruments were entered into for purposes other than speculative trading.
Commodity Price Risk
Our major market risk exposure is in the pricing that we receive for our oil production. Realized pricing is primarily driven by the spot market prices applicable to the prevailing price for oil. Pricing for oil has been volatile and unpredictable for several years, and this volatility is expected to continue in the future. The prices we receive for our oil production depend on many factors outside of our control, such as the strength of the global economy and changes in supply and demand.
To reduce the impact of fluctuations in oil prices on our revenues, or to protect the economics of property acquisitions, we have entered into, and may enter into, additional commodity derivative contracts for a portion of our oil production. The agreements that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil production over a fixed period of time. These hedging activities are intended to manage our exposure to oil price fluctuations. We do not enter into derivative contracts for speculative trading purposes.
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
Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. The fair value of our oil commodity contracts and swaps at December 31, 2013 was a net liability of approximately $1.4 million. A 10% change in oil prices, with all other factors held constant, would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil commodity contracts and swaps of approximately $7.4 million. See Note 5 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to debt obligations. At December 31, 2013, we had debt outstanding of $112.0 million, with an effective interest rate of 2.7%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $0.3 million on an annual basis. Our revolving credit facility allows borrowings up to $150.0 million at an interest rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75% or the prime rate plus 0.75% to the prime rate plus 1.75% depending on the amount borrowed. The prime rate will be the United States prime rate as announced from time-to-time by the Royal Bank of Canada. See Note 8 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.
Counterparty and Customer Credit Risk
We are subject to credit risk due to the concentration of our revenues attributable to a small number of customers for our current 2013 production. The inability or failure of any of our customers to meet its obligations to us or its insolvency or liquidation may adversely affect our financial results. However, Enterprise, Coffeyville, Valero, and National have positive payment histories. As of December 31, 2013, Enterprise and Valero each have investment grade credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Mid-Con Energy Partners, LP
We have audited the accompanying consolidated balance sheets of Mid-Con Energy Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Con Energy Partners, LP and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
GRANT THORNTON LLP
Tulsa, Oklahoma
March 5, 2014

Mid-Con Energy Partners, LP and subsidiaries
Consolidated Balance Sheets
(in thousands, except number of units)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,434	$1,053
Accounts receivable:
Oil and natural gas sales	6,778	6,413
Other	104	603
Derivative financial instruments	153	3,679
Prepaids and other	191	25
Total current assets	8,660	11,773
PROPERTY AND EQUIPMENT, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	216,680	167,036
Accumulated depletion, depreciation and amortization	(36,148)	(21,727)
Total property and equipment, net	180,532	145,309
DERIVATIVE FINANCIAL INSTRUMENTS	48	858
OTHER ASSETS	843	650
Total assets	$190,083	$158,590
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$2,184	$2,168
Related parties	2,982	3,036
Derivative financial instruments	1,627	—
Accrued liabilities	432	315
Total current liabilities	7,225	5,519
OTHER LONG-TERM LIABILITIES	128	—
LONG-TERM DEBT	112,000	78,000
ASSET RETIREMENT OBLIGATIONS	3,942	2,890
COMMITMENTS AND CONTINGENCIES
EQUITY, per accompanying statements:
Partnership equity
General partner interest	1,716	1,814
Limited partners-19,319,362 and 18,990,849 units issued and outstanding as of December 31, 2013 and 2012, respectively	65,072	70,367
Total equity	66,788	72,181
Total liabilities and equity	$190,083	$158,590
See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Oil sales	$85,080	$60,887	$36,813
Natural gas sales	656	674	1,218
Net settlements on derivatives	288	3,710	(2,157)
Gain (loss) on unsettled derivatives, net	(5,963)	2,004	3,437
Total revenues	80,061	67,275	39,311
Operating costs and expenses:
Lease operating expenses	16,366	10,948	8,491
Oil and natural gas production taxes	3,817	1,965	1,869
Impairment of proved oil and natural gas properties	1,578	1,296	—
Dry holes and abandonments of unproved properties	—	—	813
Depreciation, depletion and amortization	14,421	10,324	7,160
Accretion of discount on asset retirement obligations	173	126	78
General and administrative	12,244	11,000	3,767
Total operating costs and expenses	48,599	35,659	22,178
Income from operations	31,462	31,616	17,133
Other income (expense):
Interest income and other	9	10	216
Interest expense	(3,282)	(1,764)	(578)
Gain on sale of assets	—	—	1,621
Other revenue and expenses, net	—	—	576
Total other income (expense)	(3,273)	(1,754)	1,835
Net income	$28,189	$29,862	$18,968
Computation of net income per limited partner unit:
General partners’ interest in net income	$518	$584	$379
Limited partners’ interest in net income	$27,671	$29,278	$18,589

Net income per limited partner unit:
Basic	$1.44	$1.62	$1.05
Diluted	$1.44	$1.62	$1.05

Weighted average limited partner units outstanding:
Common limited partner units (basic)	19,234	18,049	17,640
Common limited partner units (diluted)	19,249	18,049	17,640
See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$28,189	$29,862	$18,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,421	10,324	7,160
Debt placement fee amortization	168	131	—
Accretion of discount on asset retirement obligations	173	126	78
Impairment of proved oil and natural gas properties	1,578	1,296	—
Dry holes and abandonments of unproved properties	—	—	813
Loss (gain) on unsettled derivative instruments, net	5,963	(2,004)	(3,437)
Equity-based compensation	6,376	6,323	1,671
Gain on sale of assets	—	—	(1,621)
Changes in operating assets and liabilities:
Accounts receivable	(365)	(1,395)	(4,454)
Other receivables	499	(603)	—
Prepaid and other	(526)	2,159	415
Accounts payable and accrued liabilities	158	1,498	4,608
Revenues payable	—	—	32
Advance billings and other	—	—	(120)
Net cash provided by operating activities	56,634	47,717	24,113
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(22,366)	(23,960)	(32,654)
Acquisitions of oil and natural gas properties	(28,057)	(48,579)	(16,026)
Additions to other property and equipment	—	—	(679)
Proceeds from sale of other property and equipment	—	—	1,219
Proceeds from sale of investment in subsidiary, net of cash sold	—	—	2,095
Proceeds from sale of property and equipment to subsidiary, net of cash sold	—	—	4,000
Net cash used in investing activities	(50,423)	(72,539)	(42,045)
Cash Flows from Financing Activities:
Proceeds from line of credit	105,000	80,800	68,564
Payments on line of credit	(71,000)	(47,800)	(29,385)
Distributions paid	(39,830)	(27,705)	(110,937)
Borrowings on note payable	—	—	412
Payments on note payable	—	—	(84)
Proceeds from initial public offering, net of discount	—	—	87,397
Repurchase of common units	—	—	(1)
Issuance of common units	—	20,352	1,972
Net cash (used in) provided by financing activities	(5,830)	25,647	17,938
Net increase in cash and cash equivalents	381	825	6
Beginning cash and cash equivalents	1,053	228	222
Ending cash and cash equivalents	$1,434	$1,053	$228
Supplemental Cash Flow Information:
Cash paid for interest	$2,803	$1,561	$535
Non-Cash Investing and Financing Activities:
Accrued capital expenditures - oil and natural gas properties	$926	$1,005	$3,331
Deferred gain on sale of property and equipment to subsidiary	$—	$—	$1,208
See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Consolidated Statements of Changes in Equity
(In thousands)

	Contributed Capital	Notes Receivable from Officers, Director and Employees	Accumulated Earnings/ (Deficit)	Total Owners’ Equity
Balance, December 31, 2010	$52,923	$(1,833)	$(8,018)	$43,072
Contributions	1,350	(106)	—	1,244
Repurchase of common units	(4)	3	—	(1)
Equity-based compensation	1,671	—	—	1,671
Net income	—	—	17,927	17,927
Balance, November 30, 2011	$55,940	$(1,936)	$9,909	$63,913

	General Partner	Limited Partner		Total Equity
		Units	Amount
Combination transaction with Mid-Con Energy I, LLC and Mid-Con Energy II, LLC	$1,278	12,240	$62,635	$63,913
Issuance of common units in initial public offering	—	5,400	87,395	87,395
Distribution to unitholders of Mid-Con Energy I, LLC and Mid-Con Energy II, LLC	—	—	(109,000)	(109,000)
Net income	21	—	1,020	1,041
Balance, December 31, 2011	$1,299	17,640	$42,050	$43,349
Equity-based compensation	119	351	6,204	6,323
Issuance of common units	378	1,000	19,974	20,352
Distributions	(537)	—	(27,168)	(27,705)
Net income	555	—	29,307	29,862
Balance, December 31, 2012	$1,814	18,991	$70,367	$72,181
Equity-based compensation	115	328	6,133	6,248
Distributions	(731)	—	(39,099)	(39,830)
Net income	518	—	27,671	28,189
Balance, December 31, 2013	$1,716	19,319	$65,072	$66,788
See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Notes to Consolidated Financial Statements
Note 1. Organization and Nature of Operations
Mid-Con Energy Partners, LP (“we,” “our,” “us,” the “Partnership,” the "Company") is a publicly held Delaware limited partnership formed in December 2011, that engages in the acquisition, development and production of oil and natural gas properties in North America, with a focus on the Mid-Continent region of the United States. Our common units are traded on the NASDAQ Global Select Market under the symbol “MCEP”. Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company.
Note 2. Summary of Significant Accounting Policies
Basis of presentation and principles of consolidation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2013 and 2012. These financial statements also include the results of our operations, cash flows and changes in equity for the years ended December 31, 2013, 2012 and 2011.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and account balances have been eliminated. Additionally, our financial statements for previous periods include certain reclassifications that were made to conform to the current period presentation. Such reclassifications have no impact on previously reported total assets, total liabilities, net income or equity.
We aggregate all of our oil and natural gas properties into one business segment engaged in the exploration, development and production of oil and natural gas.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to those estimates and assumptions include: depletion of oil and gas properties which is determined using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Other significant estimates include, but are not limited to, asset retirement obligations, fair value of business combinations, fair value of derivative financial instruments, purchase price allocation of business acquisitions and fair value of equity-based compensation.
Cash and cash equivalents
We consider all cash on hand, depository accounts held by banks and money market accounts with an original maturity of three months or less to be cash equivalents. We have not experienced any losses in such accounts.
Accounts receivable
Accounts receivable are generated from the sale of oil and natural gas to various customers. We routinely assess the financial strength of our customers and bad debts are recorded based on an account–by–account review after all means of collection have been exhausted, and the potential recovery is considered remote. As of December 31, 2013 and 2012, we did not have any reserves for doubtful accounts, and we did not incur any expenses related to bad debts in any period presented.
Revenue recognition
We follow the sales method of accounting for crude oil and natural gas revenues. Under this method, revenues are recognized based on our share of actual proceeds from oil and gas sold to purchasers. Natural gas revenues would not have been significantly altered for the period presented had the entitlements method of recognizing natural gas revenues been utilized. If reserves are not sufficient to recover natural gas overtake positions, a liability is recorded. We had no significant natural gas imbalances at December 31, 2013 or 2012.

Oil and natural gas properties
We utilize the successful efforts method of accounting for our oil and natural gas properties. Under this method all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the units-of-production method based on proved reserves on a field basis. The depreciation of capitalized production equipment is based on the units-of-production method using proved developed reserves on a field basis.
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
Impairment of Long-Lived Assets
We review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved and risk-adjusted probable and possible oil and gas reserves over the economic life of the reserves based on our expectations of future oil and gas prices and costs. We review our oil and gas properties by amortization base (field) or by individual well for those wells not constituting part of an amortization base.
For the year ended December 31, 2013 and 2012, we recorded non-cash impairment charges of approximately $1.6 million and $1.3 million, respectively, related to our producing properties within our miscellaneous core areas. For the year ended December 31, 2011 no impairment charge was recorded. These non-cash charges are included in "impairment of proved oil and natural gas properties” line item in the accompanying consolidated statements of operations. The fair value of the properties was measured by utilizing the estimated cash flow reported in the audited reserve report. This report was adjusted for future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials, which are Level 3 inputs in the fair value hierarchy described in Note 6. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flow to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of reserves, future operating and development costs, future commodity prices and market-based weighted average cost of capital rate. The underlying commodity prices embedded in our estimated cash flow are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices. Furthermore, significant assumptions in valuing the proved reserves included the reserve quantities, anticipated drilling and operating costs, anticipated production taxes and future expected oil and natural gas prices. Cash flow estimates for the impairment testing excluded derivative instruments used to mitigate the price risk related to lower future oil and natural gas prices. The impairments were caused by the decrease in reserves of our oil and natural gas properties in 2013 and 2012. These impairments have no impact on our cash flow, liquidity position, or debt covenants.
We did not have any abandonment expenses for the years ended December 31, 2013 and 2012, and we recognized approximately $0.8 million as abandonment expense for the year ended December 31, 2011, related to our unproved oil and gas properties.
Other property and equipment
Other property and equipment is stated at historical cost and is comprised of software, vehicles, office equipment, and field service equipment. Costs incurred for normal repairs and maintenance are charged to expense as incurred, unless they extend the useful life of the asset. Depreciation is calculated using the straight-line method based on estimated useful lives of the assets ranging from 3 to 15 years and is included in the accumulated depreciation, depletion and amortization totals. All of the other property and equipment was sold to one of our Affiliates at June 30, 2011. Consequently, there was no depreciation expense related to other property and equipment for the years ended December 31, 2013 and 2012. For the year ended December 31, 2011, depreciation expense related to other property and equipment totaled approximately $0.3 million.

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
Derivatives and hedging
Our risk management program is intended to reduce our exposure to commodity prices and to assist with stabilizing cash flows. Accordingly, we utilize derivative financial instruments to manage our exposure to commodity price fluctuations in location differences between published index prices and the NYMEX futures prices. These transactions are primarily in the form of either swaps with fixed settlements or collars (calls and puts). Our policies do not permit the use of derivatives for speculative or trading purposes.
We do not designate commodity derivative contracts as hedges for accounting purposes; therefore, the mark-to-market adjustment reflecting the change in the fair value of unsettled derivative contracts is recorded in current period earnings as a non-cash gain or loss. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash income or expenses due to changes in the fair value of our commodity derivative contracts. Net settlement gains or losses on derivative contracts only arise from net payments made or received on monthly settlements or if a commodity derivative contract is terminated prior to its expiration. Pursuant to the accounting standard that permits netting of assets and liabilities where the right of offset exists, we present the fair value of derivative financial instruments on a net basis by counterparty.
Other revenue and expense, net
Prior to June 30, 2011, we received fees for the operation of jointly-owned oil and gas properties and recorded such reimbursements as reductions of other revenue and expense, net. Such fees totaled approximately $2.1 million for the year ended December 31, 2011. These fees are now received by our affiliate, Mid-Con Energy Operating.
Equity-based compensation
The cost of employee services received in exchange for equity instruments is measured based on the grant-date fair value of compensation expense over the requisite service period (often the vesting period). Awards subject to performance criteria vest when it is probable that the performance criteria will be met. Compensation expense for these awards is recorded upon vesting, based on their grant-date fair value. Generally, no compensation expense is recognized for equity instruments that do not vest. We recorded equity-based compensation expense of $6.6 million, $6.5 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, which includes non-cash equity based compensation and cash-based compensation costs for employer taxes reimbursed to Mid-Con Energy Operating. The non-cash equity based compensation portion totaled $6.4 million, $6.3 million and $1.7 million for 2013, 2012 and 2011, respectively. In 2013 and 2012, the cash-based costs for employer taxes totaled approximately $0.2 million per year. There were no employer tax costs associated with the 2011 equity-based compensation recognized as this transaction was part of the contribution, conveyance and merger agreement signed on December 20, 2011. See Note 10 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

Debt placement fee
Debt placement fees are stated at cost, net of amortization, which is computed using the straight-line method. At December 31, 2013 and 2012, net debt issuance costs of approximately $0.4 million and $0.7 million, respectively, are included in "other assets" on the consolidated balance sheets. When debt is retired before its scheduled maturity date, we write off any remaining issuance costs associated with that debt.
Income taxes
We are a partnership that is not taxable for federal income tax purposes. As such, we do not directly pay federal income tax. As appropriate, our taxable income or loss is includable in the federal income tax returns of our unitholders. Earnings or losses for financial statement purposes may differ significantly from those reported to the individual unitholders for income tax purposes as a result of differences between the tax basis and financial reporting basis of assets and liabilities.
Net income per limited partner unit
Basic and diluted net income per limited partner unit is determined by dividing net income available to the limited partners, after deducting the general partner’s interest in net income, by the weighted average number of outstanding limited partner units during the period.
Business segment reporting
We operate in one reportable segment: the exploration, development and production of oil and natural gas properties. All of our operations are located in the United States.
Note 3. Acquisitions
Acquisitions 2013
In May 2013, we acquired additional working interests in our Cushing properties located in the Northeastern Oklahoma core area and in certain Southern Oklahoma units. The results of operations of these properties have been included in the consolidated financial statements since the acquisition date. We paid approximately $27.4 million in aggregate consideration for the interests and the transaction was accounted for under the acquisition method. The transaction was financed using proceeds from our credit facility. The recognized fair values of the identifiable assets of the Cushing properties acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

Fair Value of net assets:
Oil and natural gas properties	$28,318
Total assets acquired	$28,318
Fair Value of net liabilities assumed:
Asset retirement obligation	906
Net assets acquired	$27,412
Acquisitions 2012
In June 2012, we acquired certain oil properties located in the Northeastern Oklahoma core area, and additional working interests in our existing units in the Southern Oklahoma core area, in unrelated transactions. We paid approximately $16.4 million in aggregate consideration for these properties.
In October 2012, we acquired additional working interests in our War Party Unit I and War Party Unit II located in the Hugoton Basin core area. We paid approximately $3.7 million for the interests.
In November 2012, we acquired a 100% working interest in the Clawson Ranch Waterflood Unit (“Clawson Ranch”) in our Hugoton Basin core area from multiple parties. We paid approximately $28.9 million in consideration for the properties and interests. The transactions were financed using proceeds from our credit facility. The purchase price for these properties represented approximately 30% of the total value of Mid-Con Energy Partners, LP assets as of December 31, 2011. The recognized fair values of the identifiable assets of the Clawson Ranch acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

Fair Value of net assets:
Oil and natural gas properties	$29,105
Total assets acquired	$29,105
Fair Value of net liabilities assumed:
Asset retirement obligation	249
Net assets acquired	$28,856
The following table reflects pro forma revenues, net income and net income per limited partner unit for the years ended as if the Clawson Ranch acquisition had taken place on January 1, 2011. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the periods presented or that may be obtained in the future (in thousands):

	2012	2011
Revenues	73,443	47,677
Net income	32,112	22,408
Net income per limited partner unit
Basic and diluted	$1.74	$1.24
Note 4. Equity Awards
We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its affiliates, including Mid-Con Energy Operating, LLC. (“Mid-Con Energy Operating”), who perform services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights granted with phantom units, and other types of awards and it is administered by the members of our general partner (the "Founders") and approved by the Board of Directors of the general partner. The Long-Term Incentive Program permits the grant of awards covering an aggregate of 1,764,000 units under the Form S-8 we filed with the SEC on January 25, 2012. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at December 31, 2013:

Number of Common Units
Approved and authorized awards	1,764,000
Unrestricted units granted, included vested units	(558,773)
Restricted units granted, net of forfeitures and vesting	(120,589)
Phantom units issued, net of forfeitures	(43,000)
Awards available for future grant	1,041,638

Equity Awards
We account for restricted units as equity awards since these awards will be settled by issuing common units. These restricted units vest over a three-year period and we assume a 10% forfeiture rate. A summary of our restricted units awarded for the years ended December 31, 2013 and 2012 is presented below:

Restricted awards:	Number of Restricted Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2011	—
Units granted	62,658	$21.26
Units forfeited	(7,509)	$21.45
Restricted units outstanding at December 31, 2012	55,149
Units granted	96,185	$23.86
Units vested	(18,399)	$21.24
Units forfeited	(12,346)	$22.13
Outstanding at December 31, 2013	120,589

Liability Awards
We account for phantom units issued during 2013 as liability awards due to the Long-Term Incentive Program’s provision allowing the Board of Directors, at its discretion, to settle the award in either cash or common units. The phantom units are an incentive based equity award that will be issued to employees or members of the board of directors over a three-year vesting period subject to attaining certain production target levels. The phantom units are not eligible to receive quarterly distributions until they vest. The fair value of these phantom units is remeasured at the end of each reporting period based on the current market price of our common units discounted for expected forfeitures and distribution payments during the vesting period in addition to an adjustment related to management's expectation of the Partnership's ability to attain the stated production target levels. These costs are reported as a component of general and administrative expense in our consolidated statement of operations and are net of estimated forfeitures. These units are subject to forfeiture and we assume a 10% forfeiture rate. As of December 31, 2013 we recorded approximately $0.1 million of compensation expense associated with the phantom units.
Activity related to these phantom units is as follows:

Number of Units
Nonvested phantom units as of December 31, 2012	—
Issued in July 2013	50,000
Forfeited	(7,000)
Nonvested phantom units as of December 31, 2013	43,000

The weighted average grant-date fair value of unrestricted unit grants and restricted units granted was $22.89 during the year ended December 31, 2013. As of December 31, 2013 there was approximately $1.9 million of unrecognized compensation costs related to nonvested units. The cost is expected to be recognized over a weighted average period of approximately 2.12 years. Additionally, there was approximately $0.6 million of unrecognized compensation cost related to the phantom units based on the closing price of our common units at December 31, 2013. The cost is expected to be recognized over the next 2.5 years.
We recognized $6.6 million, $6.5 million and $1.7 million of equity-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively. These costs are reported as a component of general and administrative expense in our consolidated statement of operations.

Note 5. Derivative Financial Instruments
Our risk management program is intended to reduce our exposure to commodity prices and to assist with stabilizing cash flows. Accordingly, we utilize derivative financial instruments to manage our exposure to commodity price fluctuations and fluctuations in location differences between published index prices and the NYMEX futures prices. Our policies do not permit the use of derivatives for speculative purposes.

At December 31, 2013 and 2012 our open positions consisted of crude oil price collar (calls and puts) contracts and crude oil price swap contracts. Under commodity swap agreements, we exchange a stream of payments over time according to specified terms with another counterparty. In a typical commodity swap agreement, we agree to pay an adjustable or floating price tied to an agreed upon index for the oil commodity and in return receive a fixed price based on notional quantities. A collar is a combination of a put purchased by a party and a call option sold by the same party. In a typical collar transaction, if the floating price based on a market index is below the floor price, we receive from the counterparty an amount equal to this difference multiplied by the specified volume. If the floating price exceeds the floor price and is less than the ceiling price, no payment is required by either party. If the floating price exceeds the ceiling price, we must pay the counterparty an amount equal to the difference multiplied by the specific quantity.
We have elected not to designate commodity derivative contracts as hedges for accounting purposes; therefore, the mark-to-market adjustment reflecting the change in the fair value of unsettled derivative contracts is recorded in current period earnings as a non-cash gain or loss. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash income or expenses due to changes in the fair value of our commodity derivative contracts. Net settlement gains or losses on derivative contracts only arise from net payments made or received on monthly settlements or if a commodity derivative contract is terminated prior to its expiration. Pursuant to the accounting standard that permits netting of assets and liabilities where the right of offset exists, we present the fair value of derivative financial instruments on a net basis by counterparty.
At December 31, 2013 we had the following oil derivative open positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	NYMEX Index
Swaps - 2014	$93.56			1,973
Swaps - 2015	$90.05			164
Collars - 2015		$85.00	$95.13	123	WTI
At December 31, 2013, we recorded the estimated fair value of the derivative contracts as a net liability of $1.4 million.
At December 31, 2012 we had the following oil derivative open positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	NYMEX Index
Swaps - 2013	$98.26			1,545
Collars - 2013		$97.67	$108.08	296	WTI
Swaps - 2014	$93.71			1,644
At December 31, 2012, we recorded the estimated fair value of the derivative contracts as a net asset of $4.5 million.
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
The following tables summarizes the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2013 and 2012 (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
2013
Assets
Derivative financial instrument - current asset	$541	$388	$153
Derivative financial instrument - long-term asset	48	—	48
Total	$589	$388	$201

Liabilities
Derivative financial instrument - current liability	$(2,015)	$(388)	$(1,627)
Derivative financial instrument - long-term liability	—	—	—
Total	$(2,015)	$(388)	$(1,627)

Net liability	$(1,426)	$—	$(1,426)

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
2012
Assets
Derivative financial instrument - current asset	$3,843	$—	$3,843
Derivative financial instrument - long-term asset	1,486	346	1,140
Total	$5,329	$346	$4,983

Liabilities
Derivative financial instrument - current liability	$(164)	$—	$(164)
Derivative financial instrument - long-term liability	(628)	(346)	(282)
Total	$(792)	$(346)	$(446)

Net asset	$4,537	—	$4,537

The following table summarizes the gains and losses reported in earnings related to the commodity derivative financial instruments within the consolidated statements of operations:

	December 31,
	2013	2012	2011
Net settlements on derivatives	$288	$3,710	$(2,157)
Gain (loss) on unsettled derivatives, net	(5,963)	2,004	3,437
Total gain (loss) on derivatives, net	$(5,675)	$5,714	$1,280

Note 6. Fair Value Disclosures
The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and derivative financial instruments approximate their fair values. The carrying amount of long-term debt under our credit facility approximates fair value because the credit facility’s variable interest rate resets frequently and approximates current market rates available to us.
We account for our oil and natural gas commodity derivatives at fair value. The fair value of derivative financial instruments is determined utilizing NYMEX closing prices for the contract period.
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
When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 during the years ended December 31, 2013, 2012 and 2011.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
We account for commodity derivatives at fair value on a recurring basis. We use certain pricing models to determine the fair value of our derivative financial instruments. Inputs to the pricing models include publicly available prices from a compilation of data gathered from third parties and brokers. We validate the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. See Note 5 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a summary of our derivative financial instruments.
Assets and liabilities measured at fair value on a nonrecurring basis
We estimate the fair value of the AROs based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for an ARO; amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates. See Note 7 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a summary of changes in AROs.
We review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset and reduces the carrying amount of the asset. Estimating future cash flows involves the use of judgments, including estimation of the proved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. For the year ended December 31, 2013, we recorded a non-cash impairment charge of approximately $1.6 million within our miscellaneous core area. For the year ended December 31, 2012 we recorded a non-cash impairment charge of approximately $1.3 million , approximately $1.1 million of the impairment charge related to our natural gas producing properties. For the year ended December 31, 2011 no impairment charge was recorded. All of the impairment charges are due to a decline in estimated proved and probable reserve values.
The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2013
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative financial instruments- asset	$—	$201	$—
Derivative financial instruments- liability	—	$1,627	—
Net financial assets	$—	$(1,426)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Asset retirement obligations	$—	$—	$879
Impairment of proved oil and gas properties	$—	$—	$1,578

December 31, 2012
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative financial instruments- asset	$—	$4,983	$—
Derivative financial instruments- liability	—	446	—
Net financial assets	$—	$4,537	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Asset retirement obligations	$—	$—	$845
Impairment of proved oil and gas properties	$—	$—	$1,296
Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation techniques or related inputs for the years ended December 31, 2013 and 2012.
Note 7. Asset Retirement Obligations
Our AROs represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their production lives, in accordance with applicable state laws. We determine our ARO by calculating the present value of estimated cash flow related to the liability. Each year we review and to the extent necessary, revise our ARO estimates.
AROs are recorded as a liability at their estimated present value at the various assets’ inception, with the offsetting charge to oil and gas properties. Periodic accretion of the discounted estimated liability is recorded in our consolidated statement of operations. The discounted capitalized cost is amortized to expense through the depreciation calculation over the life of the assets based on proved developed reserves.
Changes in our ARO obligations for the periods indicated are presented in the following table:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Asset retirement obligation - beginning of period	$2,890	$1,919	$2,148
Liabilities incurred for new wells and interest	1,009	636	370
Disposition of wells	—	—	(1,024)
Revision of estimates	(130)	209	347
Accretion expense	173	126	78
Asset retirement obligation - end of period	$3,942	$2,890	$1,919
Note 8. Debt
Our credit facility consists of a $250.0 million senior secure revolving credit facility that expires in November 2018. Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At December 31, 2013, we had $112.0 million of borrowings outstanding under the revolving credit facility. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0.
During the 2013 borrowing base re-determinations, our borrowing base under the credit facility was reaffirmed at $130.0 million, in April, and it was increased from $130.0 million to $150.0 million in November 2013. Effective with this increase, the maturity terms of our credit facility were extended to November 5, 2018 and the Bank of Nova Scotia was added to the lender group. No other material terms of the original credit agreement were amended. During 2013, in connection with the amendments to our credit facility, we incurred financing fees and expenses of approximately $0.4 million, which will be amortized over the life of the credit facility. Such amortized expenses are recorded in "interest expense" on our consolidated statements of operations.
Borrowings under the facility may not exceed our current borrowing base of $150.0 million. The borrowing base is determined by the lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other matters that may vary. The borrowing base is subject to scheduled redeterminations on or about April 30 and October 31 of each year with an additional redetermination during the period between each scheduled borrowing base determination, either at our request or at the request of the lenders. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract.
Borrowings under the credit agreement bear interest at a floating rate based on, at our election: (i) the greater of the prime rate of the Royal Bank of Canada, the federal funds effective rate plus 0.50%, and the one month adjusted London Interbank Offered Rate ("LIBOR") plus 1.0% , all of which are subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. For the year ended December 31, 2013, the average effective rate was approximately 2.7%. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.
The credit facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the credit agreement, together with accrued interest could be declared immediately due and payable. We were in compliance with these covenants as of and during the year ended December 31, 2013.

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
Note 10. Equity
Common Units
At December 31, 2013 and 2012, Partnership’s equity consisted of 19,319,362 and 18,990,849 common units, respectively, representing approximately a 98% limited partnership interest in us.
In October 2012, we sold 4,600,000 common units to the public a price of $21.20 per common unit. 1,000,000 common units were sold by us, and 3,600,000 common units were sold by Yorktown Energy Partners, VI, L.P., Yorktown Energy Partners VII, L.P., and Yorktown Energy Partners VIII, L.P. Proceeds from our 1,000,000 common units offering, net of underwriting discounts and expenses, were approximately $20.4 million. We did not receive any proceeds from the 3,600,000 common units sold by Yorktown.
Cash Distributions
We intend to continue to make regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit facility prohibits us from making cash distributions if any potential default or event of default, as defined in our credit facility, occurs or would result from the cash distribution.
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
The following sets forth the distributions we paid during the years ended December 31, 2013 and 2012:

		Distribution	Total
Date Paid	Period Covered	per Unit	Distribution
February 14, 2013	October 1, 2012 - December 31, 2012	$0.495	$9,697
May 14, 2013	January 1, 2013 - March 31, 2013	0.505	9,891
August 14, 2013	April 1, 2013 - June 30, 2013	0.515	10,123
November 14, 2013	July 1, 2013 - September 30, 2013	0.515	10,119
			$39,830

February 13, 2012	December 21, 2011 - December 31, 2012	$0.057	$1,034	(1)
May 14, 2012	January 1, 2012 - March 31, 2012	0.475	8,622
August 14, 2012	April 1, 2012 - June 30, 2012	0.475	8,692
November 14, 2012	July 1, 2012 - September 30, 2012	0.485	9,357
			$27,705

(1)	The distribution represented a proration of initial quarterly distribution of $0.475 per unit.
On January 22, 2014, the board of directors declared a quarterly cash distribution for the fourth quarter of 2013 of $0.515 per unit, which was paid on February 14, 2014 to unitholders of record at the close of business on February 7, 2014. The aggregate amount of the distribution was approximately $10.3 million.
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
Services Agreement
We are party to a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. During the years ended December 31, 2013, 2012 and 2011, we reimbursed Mid-Con Energy Operating approximately $3.6 million, $2.9 million and $0.2 million, respectively, for direct expenses.
Assignment, Bill of Sale and Conveyance Agreement
On December 20, 2011, we entered into an assignment, bill of sale and conveyance agreement pursuant to which J&A Oil Company, a company controlled by Charles R. Olmstead and Jeffrey R. Olmstead, and Charles R. Olmstead, in his individual capacity, contributed to the partnership certain working interests in the Cushing Field and J&A Oil Company contributed to the partnership its interests in certain derivative contracts for aggregate consideration of approximately $6.0 million.
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
At December 31, 2013 and 2012, we had payables to Mid-Con Energy Operating of approximately $3.0 million which is comprised of a joint interest billing payable of approximately $2.2 million and a payable for operating services of approximately $0.8 million. These amounts are included in the Accounts payable-related parties in our consolidated balance sheets.
Note 12. Credit Risk
Financial instruments which potentially subject us to credit risk consist principally of cash balances, accounts receivable and derivative financial instruments. We maintain cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. We have not experienced any significant losses from such investments. The percentage of revenue derived by customers that accounted for approximately 10% or more of consolidated total revenues is presented below. No other customer accounted for more than 10% of our consolidated total revenues for 2013, 2012 or 2011.
For the year ended December 31, 2013, sales of oil and natural gas to Enterprise Crude Oil, LLC (“Enterprise”), Coffeyville Resources Refining & Marketing, LLC ("Coffeyville"), Valero Marketing & Supply Co. ("Valero"), and National Cooperative Refinery Association (“National”) accounted for approximately 50%, 23%, 9%, and 8% respectively, of our total sales revenues. These purchasers represent 46%, 30% , 7%, and 10%, respectively, of our outstanding oil and natural gas accounts receivable at December 31, 2013.
For the year ended December 31, 2012, purchases by Enterprise Crude Oil, LLC (“Enterprise”), Vitol Inc. Crude Oil Marketing (“Vitol”) and Sunoco Logistics accounted for 32%, 28%, and 21%, respectively of our total sales revenues. Vitol represented 52% of our outstanding oil and natural gas accounts receivable at December 31, 2012. Enterprise and Sunoco Logistics did not have any outstanding receivables at the December 31, 2012 because their contracts had expired during the year 2012. We entered into an agreement with Enterprise beginning January 2013 to begin purchasing our oil in the Southern Oklahoma core area.
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
The type of awards that may be granted under the Long-Term Incentive Program are restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards. The maximum number of our common units that are currently authorized to be awarded under the Plan is 1,764,000 units. As of December 31, 2013 there were 1,041,638 units available for issuance.
Note 14. Income Taxes
We do not pay federal income taxes, as our profits or losses are reported to the taxing authorities by our individual partners.
Note 15. Subsequent Events
On January 22, 2014, the board of directors declared a quarterly cash distribution for the fourth quarter of 2013 of $0.515 per unit, or $2.06 on an annualized basis, which was paid on February 14, 2014 to unitholders of record as of the close of business on February 7, 2014. The aggregate amount of the distribution was approximately $10.3 million.
Also on January 22, 2014, the board of directors of our general partner authorized the issuance of 247,050 common units to certain employees of our affiliates and certain directors and founders of our general partner.
On February 28, 2014, we entered into a definitive purchase and sale agreement (the “Purchase Agreement”) with one of our Mid-Con Affiliates, Mid-Con Energy III, LLC to acquire multiple oil properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas for an aggregate purchase price of approximately $41.0 million, subject to customary post-closing purchase price adjustments (collectively, the “Acquisition”). The effective date of the Acquisition was January 1, 2014. The Acquisition was closed on the same day of February 28, 2014.  We paid the aggregate purchase price with (i) approximately $7.0 million in cash, financed through borrowings under our revolving credit facility, and (ii) the issuance of 1,500,000 common units representing limited partner interests in the Partnership, having an approximate value of $34.0 million. The value of the common units issued as partial consideration for the Acquisition was based on a 2.5% discount to the trailing twenty day volume weighted average price of the common units.

The terms of the Purchase Agreement were approved by the Conflicts Committee of the Board of Directors of the General Partner (the “Conflicts Committee”). The Conflicts Committee, which is composed entirely of independent directors, retained independent legal and financial counsel to assist it in evaluating and negotiating the Purchase Agreement and the Acquisition.

Note 16. Supplementary Information
Quarterly data (unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per unit amounts)
2013
Oil and natural gas sales	$20,176	$21,110	$22,982	$21,468
Net settlements on derivatives	673	709	(1,293)	199
Gain (loss) on unsettled derivatives, net	(1,793)	960	(5,501)	371
Total revenues and other	19,056	22,779	16,188	22,038
Total expenses (1)	14,997	12,241	11,931	12,703
Net income	4,059	10,538	4,257	9,335
Limited partners' interest in net income	3,985	10,344	4,179	9,163
Net income per limited partner unit (basic)	$0.21	$0.54	$0.22	$0.47
Net income per limited partner unit (diluted)	$0.21	$0.54	$0.22	$0.47
2012
Oil and natural gas sales	$15,507	$13,844	$15,048	$17,162
Net settlements on derivatives	(134)	903	1,211	1,730
Gain (loss) on unsettled derivatives, net	(4,773)	14,514	(6,103)	(1,634)
Total revenues and other	10,600	29,261	10,156	17,258
Total expenses (1)	8,938	6,833	11,293	10,349
Net income (loss)	1,662	22,428	(1,137)	6,909
Limited partners' interest in net income (loss)	1,629	21,984	(1,115)	6,774
Net income (loss) per limited partner unit (basic)	$0.09	$1.23	$(0.06)	$0.36
Net income (loss) per limited partner unit (diluted)	$0.09	$1.23	$(0.06)	$0.36

(1)
Includes the following expenses: lease operating, production taxes, dry holes and abandonments, geological and geophysical, depreciation, depletion and amortization, accretion, and general and administrative.

Supplementary oil and natural gas activities

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Property acquisition costs:
Proved	$28,057	$48,578	$15,729
Unproved	—	—	—
Exploration	—	—	—
Development	22,287	21,639	30,754
Asset retirement obligations	879	679	686
Total costs incurred	$51,223	$70,896	$47,169
Estimated proved oil and natural gas reserves (unaudited)
The proved oil and gas reserves for the years ended December 31, 2013, 2012, and 2011 were prepared by our reservoir engineers and audited by Cawley, Gillespie & Associates, Inc., independent third party petroleum consultants. These reserve estimates have been prepared in compliance with the rules of the SEC. We emphasize that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates are expected to change as future information becomes available. An analysis of the change in estimated quantities of oil and gas reserves, all of which are located within the United States, are presented below for the periods indicated:

	Oil (MBbls)	Gas (MMcf)	MBoe (1)
Proved developed and undeveloped reserves:
As of December 31, 2010	7,007	1,346	7,231
Revisions of previous estimates	740	(370)	678
Extensions, discoveries and other additions	1,704	—	1,704
Purchases of minerals in place	971	140	994
Sales of minerals in place	(79)	(276)	(124)
Production	(407)	(164)	(434)
As of December 31, 2011	9,936	676	10,049
Revisions of previous estimates	(784)	(143)	(808)
Extensions, discoveries and other additions	1,572	—	1,572
Purchases of minerals in place	3,028	18	3,031
Production	(678)	(122)	(698)
As of December 31, 2012	13,074	429	13,146
Revisions of previous estimates	264	827	401
Extensions, discoveries and other additions	76	—	76
Purchases of minerals in place	1,207	193	1,239
Production	(907)	(128)	(928)
As of December 31, 2013	13,714	1,321	13,934
Proved developed reserves:
December 31, 2010	3,601	1,346	3,825
December 31, 2011	6,835	676	6,948
December 31, 2012	8,727	429	8,799
December 31, 2013	10,397	1,321	10,617
Proved undeveloped reserves:
December 31, 2010	3,406	—	3,406
December 31, 2011	3,101	—	3,101
December 31, 2012	4,347	—	4,347
December 31, 2013	3,317	—	3,317

(1)	Estimated quantities of oil and natural gas reserves in Mboe equivalents at a rate of six Mcf per Bbl.
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
The change in quantities of proved reserves from December 31, 2011 to December 31, 2012 is due to (i) the acquisitions of additional interests in our Southern Oklahoma units; (ii) the acquisition of additional working interest in our War Party I and II Units in the Hugoton Basin area; (iii), the acquisition of the Clawson Ranch Waterflood Unit in the Hugoton Basin area;, and (iv) the acquisition of additional properties in the Northeastern Oklahoma area.
The change in quantities of proved reserves from December 31, 2012 to December 31, 2013 is due to the acquisitions of additional interests in our Southern Oklahoma units and Northeastern Oklahoma properties and revisions on prior estimates.

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
•In the determination of future cash inflows, sales prices used for oil and natural gas for the years ended December 31, 2013, 2012 and 2011, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month in such period.
•Future costs of developing and producing the proved oil and reserves were based on costs determined at each such period-end, assuming the continuation of existing economic conditions, including abandonment costs.
•No future income tax expenses are computed for Mid-Con Energy Partners, LP because we are a non-taxable entity.
•Future net cash flows were discounted at an annual rate of 10%.
The standardized measure of discounted future net cash flow relating to estimated proved oil and natural gas reserves is presented below for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Future cash inflows	$1,295,435	$1,191,410	$930,788
Future production costs	(542,389)	(417,362)	(297,490)
Future development costs, including abandonment costs	(49,458)	(47,490)	(34,504)
Future net cash flow	703,588	726,558	598,794
10% discount for estimated timing of cash flow	(312,325)	(323,136)	(270,563)
Standardized measure of discounted cash flow	$391,263	$403,422	$328,231
The prices utilized in calculating our total proved reserves were $96.78, $94.71, and $96.19 per Bbl of oil and $3.67, $2.75 and $4.11 per MMBtu of natural gas for December 31, 2013, 2012, and 2011, respectively. These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions or other factors affecting the price received at the wellhead. Average adjusted prices used were $93.98, $91.03 and $93.20 per Bbl of oil and $5.00, $2.87 and $7.04 per Mcf of natural gas for December 31, 2013, 2012 and 2011, respectively. Adjusted natural gas price includes the sale of associated natural gas liquids. All wellhead prices are held flat over the life of the properties for all reserve categories.

Changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves is presented below for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Standardized measure of discounted future net cash flow, beginning of period	$403,422	$328,231	$183,662
Changes in the year resulting from:
Sales, less production costs	(65,553)	(48,648)	(27,671)
Revisions of previous quantity estimates	12,006	(26,796)	26,960
Extensions, discoveries and improved recovery	1,863	51,098	26,128
Net change in prices and production costs	(28,324)	(15,328)	79,618
Net change in income taxes	—	—	—
Changes in estimated future development costs	(17,155)	(11,515)	(30,521)
Previously estimated development costs incurred during the period	22,257	21,629	31,968
Purchases of minerals in place	38,170	81,602	20,200
Accretion of discount	40,342	32,823	18,366
Timing differences and other	(15,765)	(9,674)	(479)
Standardized measure of discounted future net cash flow, end of year	$391,263	$403,422	$328,231
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROL AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Management’s Report on Internal Control over Financial Reporting
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control system was designed to provide reasonable assurance to our Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mid-Con Energy Partners, L.P.’s internal control over financial reporting was effective as of December 31, 2013.

/s/ Charles R. Olmstead	/s/ Jeffrey R. Olmstead
Charles R. Olmstead Chief Executive Officer	Jeffrey R. Olmstead President and Chief Financial Officer
March 5, 2014
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
The board of directors of our general partner has nine members. The NASDAQ listing rules do not require a listed limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NASDAQ listing rules and SEC rules.
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
Directors and Executive Officers
Each of the directors and officers, except Mr. Pekar, Mr. Wiggins and Mr. Ball, have served in their current position since the Initial Public Offering. The following table sets forth certain information regarding the current directors and executive officers of our general partner.

Name	Age	Position with Mid-Con Energy GP, LLC
S. Craig George	61	Executive Chairman of the Board
Charles R. “Randy” Olmstead	65	Chief Executive Officer and Director
Jeffrey R. Olmstead	37	President, Chief Financial Officer and Director
Michael L. Wiggins	57	Executive Vice President, Chief Engineer and Director
David A. Culbertson	48	Vice President and Chief Accounting Officer
Nathan P. Pekar	38	Vice President, General Counsel and Secretary
Peter A. Leidel	57	Director
Cameron O. Smith (i)	63	Director
Robert W. Berry (i)	90	Director
Peter Adamson III (i)	72	Director
C. Fred Ball Jr. (ii)	69	Director

(i)	Member of the audit committee and the conflicts committee.

(ii)	Member of the audit committee.
The members of our general partner's board of directors are appointed for one-year terms by the Founders and hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been appointed and qualified. The executive officers of our general partner serve at the discretion of the board of directors. All of our general partner's executive officers also serve as executive officers of the Mid-Con Affiliates. Charles R. Olmstead and Jeffrey R. Olmstead are father and son, respectively. There are no other family relationships among our general partner's executive officers and directors.
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

Michael L. Wiggins serves as Executive Vice President, Chief Engineer, and member of the board of directors of our general partner. Dr. Wiggins became an officer of our general partner in March 2013 and was named to the board of directors in April 2013. Prior to joining us, Dr. Wiggins served as President of William M. Cobb & Associates, Inc. where his expertise included reservoir studies, oil and gas reserve evaluations and audits, improved recovery design, educational courses, and litigation support including expert witness services. He has over 30 years of professional experience in academia and the upstream oil and gas industry including drilling, production, and reservoir engineering dating to 1979. Dr. Wiggins is a Distinguished Member of the Society of Petroleum Engineers ("SPE") and has served on the SPE Board of Directors. Dr. Wiggins earned his bachelor, master, and doctoral degrees in Petroleum Engineering from Texas A&M University. Dr. Wiggins is a registered professional engineer in the states of Texas and Oklahoma. Dr. Wiggins knowledge of the oil and gas industry and his expertise in reservoir studies will provide a critical resource to our board of directors, and the Founders have concluded that he should continue to serve as a director.
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
C. Fred Ball, Jr. currently serves as Senior Chairman of the Board for Bank of Texas, a division of BOK Financial Corporation. During his 16 year tenure at Bank of Texas, Mr. Ball has been elected to various executive positions including President, Chief Executive Officer and Chairman. Prior to Bank of Texas, he served as President of Comerica Securities, Inc., a subsidiary of Comerica Incorporated in Detroit. Mr. Ball currently serves on the Board of Directors for BOK Financial Corporation, the National Teachers Associates Life Insurance Company, where he is also a member of the audit committee, and at Southern Methodist University, where he resides on both the Executive Board of the Edwin L. Cox School of Business and the Executive Board of the Lyle School of Engineering. Mr. Ball earned his Bachelor of Science in Engineering and Master of

Business Administration from Southern Methodist University. Mr. Ball’s knowledge of finance and banking will provide a critical resource to our board of directors, and the Founders have concluded that he should continue to serve as a director.
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
Audit Committee
The audit committee consists of Messrs. Berry, Smith, Adamson and Ball. Our board of directors have affirmatively determined that each member of the audit committee meets the independence and experience standards established by the NASDAQ listing rules and the rules of the SEC. Our board of directors has also reviewed the financial expertise of Mr. Adamson and affirmatively determined that he is an “audit committee financial expert,” as determined by the rules of the SEC. Our board of directors has adopted a written charter for our audit committee which is available on and may be printed from our website at www.midconenergypartners.com and is also available from the secretary of Mid-Con Energy GP, LLC.
The audit committee held five meetings in 2013. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary.
Conflicts Committee
The conflicts committee consists of Messrs. Berry, Smith and Adamson, all of whom meet the independence standards established by the NASDAQ listing rules and rules of the SEC. The conflicts committee has the authority to review specific matters that may present a conflict of interest in order to determine if the resolution of such conflict is “fair and reasonable” for our unitholders. In making such determination, the conflicts committee has the authority to engage advisors to assist it in carrying its duties. The conflicts committee held no meetings in 2013.
Board Leadership Structure and Role in Risk Oversight
Leadership of our general partner's board of directors is vested in a Chairman of the Board. Although our Chief Executive Officer currently does not serve as Chairman of the Board of Directors of our general partner, we currently have no policy prohibiting our current or any future chief executive officer from serving as Chairman of the Board. The board of directors, in recognizing the importance of its ability to operate independently, determined that separating the roles of Chairman of the Board and Chief Executive Officer is advantageous for us and our unitholders at this time. Our general partner's board of directors has also determined that having the Chief Executive Officer serve as a director will enhance understanding and communication between management and the board of directors, allows for better comprehension and evaluation of our operations, and ultimately improves the ability of the board of directors to perform its oversight role.
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
Non-Management Executive Sessions and Unitholder Communications
NASDAQ listing standards require regular executive sessions of the non-management directors of a listed company, and an executive session for independent directors at least once a year. At each quarterly meeting of our general partner's board of directors, all of the directors meet in an executive session. At least annually, our independent directors meet in an additional executive session without management participation or participation by non-independent directors.
Interested parties can communicate directly with non–management directors by mail in care of Mid-Con Energy Partners, LP, 2501 North Harwood Street, Suite 2410, Dallas, Texas 75201. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.
Meetings and Other Information
The board of directors held five meetings in 2013.
Our partnership agreement provides that the general partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders only have limited voting rights on matters affecting our business or governance. Accordingly, we do not hold annual meetings of unitholders.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file certain reports with the SEC and the NASDAQ concerning their beneficial ownership of such securities. Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of our general partner, we believe that all filing requirements applicable to the officers and directors of our general partner and greater than 10% unitholders were complied with for the fiscal year ended December 31, 2013.

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
The board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, set forth below. Based on this review and discussion, the board of directors determined that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2013.

Submitted by:	S. Craig George
Charles R. “Randy” Olmstead
Jeffrey R. Olmstead
Michael L. Wiggins
Peter A. Leidel
Cameron O. Smith
Robert W. Berry
Peter Adamson III
C. Fred Ball Jr.
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

We and our general partner were formed in July 2011; therefore, we incurred no cost or liability with respect to the compensation of our executive officers. Accordingly, we are not presenting any compensation information for historical periods.
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
The employment agreements provide for a term that commenced on August 1, 2011 and expires on August 1, 2014, unless earlier terminated, with automatic one-year renewal terms unless either we or the employee gives written notice of termination at least by February 1 preceding any such August 1. Effective January 29, 2014, the employment agreement for S.Craig George was amended to extend the written notice deadline from February 1 to May 1, all other terms and conditions of the agreement remained the same. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities, and authority as the board of directors of our general partner may specify from time to time, in roles consistent with such positions that are assigned to him.
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
The type of awards that may be granted under the Long-Term Incentive Program are restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The maximum number of our common units that are currently authorized to be awarded under the Plan is 1,764,000 million units. As of December 31, 2013 there were 1,041,638 units available for issuance.
Equity Compensation Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,041,638 common units
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,041,638 common units
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
Summary Compensation Table
The following table sets forth certain information with respect to compensation of our named executive officers for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2013, 2012 and 2011. All of these employees are paid by Mid-Con Energy Operating. We reimburse Mid-Con Energy Operating for a portion of their compensation according to the services agreement entered between us and Mid-Con Energy Operating. There was not a service agreement in place prior to December 2011; therefore, no salaries were allocated prior to December 2011.

Name and Principal Position	Year	Salary	Bonus	Unit Awards	Compensation	Total
Charles R. Olmstead	2013	$185,489	$266,210	$1,120,500	$—	$1,572,199
Chief Executive Officer	2012	186,292	—	1,275,000	—	1,461,292
	2011	15,361	—	—	—	15,361

S. Craig George	2013	$263,489	$321,735	$1,120,500	$—	$1,705,724
Executive Chairman of the Board	2012	236,897	—	1,275,000	—	1,511,897
	2011	17,270	—	—	—	17,270

Jeffrey R. Olmstead	2013	$328,264	$297,935	$1,120,500	$—	$1,746,699
President, Chief Financial Officer	2012	324,763	—	1,275,000	—	1,599,763
	2011	27,024	—	—	—	27,024

Michael L. Wiggins	2013	$131,909	$—	$248,900	$—	$378,809
Executive Vice President, Chief Engineer	2012	—	—	—	—	—
	2011	—	—	—	—	—

Nathan P. Pekar	2013	$201,656	$64,417	$89,640	$—	$355,713
Vice President, General Counsel	2012	167,443	—	385,045	—	552,488
	2011	—	—	—	—	—
Grants of Plan-Based Awards
The following table sets forth certain information with respect to grants of performance units to our named executive officers in 2013. There were no grants of non-equity incentives or option awards.

Name	Grant Date	Unit Awards	Grant Date Fair Value of Unit Awards
Charles R. Olmstead	1/31/2013	50,000	$1,120,500
S. Craig George	1/31/2013	50,000	1,120,500
Jeffrey R. Olmstead	1/31/2013	50,000	1,120,500
Michael L. Wiggins	7/31/2013	10,000	248,900
Nathan P. Pekar	1/31/2013	4,000	89,640
Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information with respect to outstanding equity awards at December 31, 2013.

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested (1)
Nathan P. Pekar	6,666	(2)	$149,318	(1)

(1)	Based on the closing price of our common units when the units were awarded at July 31, 2012.

(2)	These restricted units vest 33% each year beginning July 31, 2013.
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
Potential Post-Employment Payment Tables – The following tables reflect estimates of our allocated portion of the amount of incremental compensation due to each named executive officer subject to an employment agreement in the event of such executive’s termination of employment upon death, disability or retirement, termination of employment without cause or termination of employment without cause or with good reason within three years following a change in control. The amounts shown assume that such termination was effective as of December 31, 2013, and are estimates of the allocated amounts which would be paid out to the executives upon such termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation of service.

S. Craig George	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following Change in Control
Cash Severance	$640,000	$240,000	$480,000
Equity	—	—	—
Restricted Stock/Units	—	—	—
Performance Shares/Units	1,142,500	1,142,500	1,142,500
Total	1,782,500	1,382,500	1,622,500
Other Benefits	—	—	—
Health & Welfare	15,574	15,574	15,574
Tax Gross-Ups	—	—	—
Total	15,574	15,574	15,574
Total	$1,798,074	$1,398,074	$1,638,074

Charles R. Olmstead	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following Change in Control
Cash Severance	$640,000	$240,000	$480,000
Equity	—	—	—
Restricted Stock/Units	—	—	—
Performance Shares/Units	1,142,500	1,142,500	1,142,500
Total	1,782,500	1,382,500	1,622,500
Other Benefits	—	—	—
Health & Welfare	15,574	15,574	15,574
Tax Gross-Ups	—	—	—
Total	15,574	15,574	15,574
Total	$1,798,074	$1,398,074	$1,638,074

Jeffrey R. Olmstead	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following Change in Control
Cash Severance	$760,000	$360,000	$720,000
Equity	—	—	—
Restricted Stock/Units	—	—	—
Performance Shares/Units	1,142,500	1,142,500	1,142,500
Total	1,902,500	1,502,500	1,862,500
Other Benefits	—	—	—
Health & Welfare	21,382	21,382	21,382
Tax Gross-Ups	—	—	—
Total	21,382	21,382	21,382
Total	$1,923,882	$1,523,882	$1,883,882
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
In 2013, directors who were not officers or employees of us or our affiliates received an annual retainer of $40,000, with the chairman of the audit committee and chairman of the conflict committee receiving an additional annual fee of $5,000. In addition, each non-employee director receives $1,000 per committee meeting attended in person or by phone and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.
Each of the independent directors were awarded 2,500 common units in January 2013 except for Mr. Ball who became a director in April 2013. Mr. Ball's common units were prorated for the remainder of 2013 and he received 1,875 common units on July 24, 2013. The common units were fully vested at the grant date.
The following table discloses the cash unit awards and other compensation earned, paid or awarded to each of our directors during the year ended December 31, 2013:

Name (1)	Fee Earned or Paid in Cash	Unit Awards (2)	Total
Peter Adamson III	$55,000	$56,025	$111,025
Cameron O. Smith	55,000	56,025	111,025
Robert W. Berry	50,000	56,025	106,025
Peter A. Leidel	45,000	56,025	101,025
C. Fred Ball Jr.	36,000	46,669	82,669

(1)	Messrs. Olmstead, George, Olmstead and Wiggins are not included in this table as they are employees of Mid-Con Energy Operating and receive no compensation for their services as directors.

(2)	Reflects the fair value of the units granted in January 2013 except for Mr. Ball whose fair value reflects when his units were granted in July 2013.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of March 5, 2014, the following table sets forth the beneficial ownership of our common units that are owned by:

•	beneficial owners of more than 5% of our common units;

•	each executive officer of our general partner; and

•	all directors, director nominees and executive officers of our general partner as a group.

Name of Beneficial Owner	Common Units to be Beneficially Owned	Percentage of Common Units to be Beneficially Owned
Yorktown Energy Partners VI, L.P. (1)(2)	140,436	0.7%
Yorktown Energy Partners VII, L.P. (1) (3)	37,207	0.2%
Yorktown Energy Partners VIII, L.P. (1)(4)	2,308,720	11.0%
Kayne Anderson Capital Advisors, L.P./Richard A. Kayne (6)(7)	3,042,865	14.4%
Mid-Con Energy III, LLC (8)	1,500,000	7.1%
Charles R. Olmstead (5)	671,778	3.2%
Jeffrey R. Olmstead (5)	334,829	1.6%
S. Craig George (5)	309,085	1.5%
David A. Culbertson (5)	77,283	0.4%
Nathan P. Pekar (5)	20,834	0.1%
Dr. Michael L. Wiggins (5)	20,000	0.1%
Peter Adamson III (5)	17,500	0.1%
Robert W. Berry (5)	39,692	0.2%
Peter A. Leidel (5)	87,686	0.4%
Cameron O. Smith (5)	32,786	0.2%
C. Fred Ball Jr. (5)	10,725	0.1%
All named executive officers, directors and director nominees as a group (11 people)	1,622,198	7.7%
______________________

(1)	Has a principal business address of 410 Park Avenue, 19th Floor, New York, New York 10022.

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

(5)	c/o Mid-Con Energy GP, LLC, 2501 North Harwood Street, Suite 2410, Dallas, Texas 75201

(6)	Has a principal business address of 1800 Avenue of the Stars, 3rd Floor, Los Angeles, CA 90067.

(7)
This information has been derived from a Schedule 13G filed with the SEC on February 13, 2014. Based on the information contained in the filing, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power and dispositive power with respect to, and beneficially own, an aggregate of 3,042,865 common units.

(8)	Has a principal business address of 2431 E. 61st Street, Suite 850, Tulsa, OK 74136
The following table sets forth the beneficial ownership of equity interests in our general partner.

Name of Beneficial Owner	Member Interest(2)
Charles R. Olmstead(1)	33.33%
S. Craig George(1)	33.33%
Jeffrey R. Olmstead(1)	33.33%
 ______________________

(1)	c/o Mid-Con Energy GP, LLC, 2501 North Harwood Street, Suite 2410, Dallas, Texas 75201

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
As of December 31, 2013, our general partner has an approximate 1.8% interest in us. The distributions we will make to our general partner are described under Item 5.
Agreements with Affiliates in Connection with the Transactions
The following agreements were negotiated among affiliated parties and, consequently, are not the result of arm’s length negotiations. The following is a description of those agreements that have been entered into with the affiliates of our general partner and with our general partner.
Reimbursement of Expenses
We entered into a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services to us, which include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. Mid-Con Energy Operating has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate to us. Mid-Con Energy Operating will not be liable to us for its performance of, or failure to perform, services under the services agreement unless its acts or omissions constitute gross negligence or willful misconduct. For the year ended December 31, 2013, we reimbursed Mid-Con Energy Operating approximately $3.6 million for direct operating expenses.

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
Review, Approval or Ratification of Transactions with Related Persons
We have adopted a Code of Business Conduct that sets forth our policies for the review, approval and ratification of transactions with related persons. Pursuant to our Code of Business Conduct, a director is expected to bring to the attention of the Chief Executive Officer or the board of directors of our general partner any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict will be addressed in accordance with our general partner's organizational documents and the provisions of our partnership agreement. The resolution may be determined by disinterested directors, our general partners’ board of directors, or the conflicts committee of our general partner's board of directors. Our Code of Business Conduct is on our website www.midconenergypartners.com under our corporate governance section.
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
We expect that the Mid-Con Affiliates or other affiliates of our general partner will consider a number of the same factors considered by the board of directors of our general partner to determine the proposed purchase price of any assets it may offer to us in future periods. In addition to these factors, given that the Founders and Yorktown are our largest unitholders, they may consider the potential positive impact on their underlying investment in us by causing the Mid-Con Affiliates to offer properties to us at attractive purchase prices. Likewise, the affiliates of our general partner may consider the potential negative impact on their underlying investment in us if we are unable to acquire additional assets on favorable terms, including the negotiated purchase price.
Director Independence
NASDAQ does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner. For a discussion of the independence of the board of directors of our general partner, please see “Item 10. Directors, Executive Officers and Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The audit committee of Mid-Con Energy GP, LLC selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2013 and 2012. The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2013 were approved by the audit committee.
Fees paid to Grant Thornton LLP are as follows:

	2013	2012
Audit fees	$304,438	$277,769
Audit-Related	$—	$10,000
Tax fees	$122,030	$115,075
Total	$426,468	$402,844

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

10.3
Agreement and Amendment No. 1 to Credit Agreement, dated as of April 23, 2012, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on April 27, 2012).

10.4
Agreement and Amendment No. 2 to Credit Agreement, dated as of November 26, 2012, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on November 28, 2012).

10.5
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

10.7	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

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

10.10
Employment Agreement, dated as of August 1, 2011, by and among Mid-Con Energy Partners, LP, Mid-Con Energy GP, LLC and S. Craig George (incorporated by reference to Exhibit 10.8 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.11
Purchase and Sale Agreement dated February 28, 2014 by and among Mid-Con Energy III, LLC, Mid-Con Energy Properties, LLC and Mid-Con Energy Partners, LP (incorporated by reference to Exhibit 2.1 to Mid-Con Energy, LP’s current report on Form 8-K filed with the SEC on March 5, 2014).

10.12	Form of Crude Oil Purchase Agreement between Mid-Con Energy Operating, Inc. and Enterprise Crude Oil LLC.

10.13
Agreement and Amendment No.3 to Credit Agreement, dated as of November 5, 2013, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP's current report on Form 8-K filed with the SEC on November 6, 2013).

10.14+*	Form of Phantom Unit Award Agreement (for employees of our Affiliate).

21.1	Subsidiaries of Mid-Con Energy Partners, LP

22.1+	Amendment No.1 to Employment Agreement, dated as of January 29, 2014, by and among Mid-Con Energy Partners, LP, Mid-Con Energy GP, LLC and S. Craig George.

23.1+	Consent of Cawley, Gillespie & Associates, Inc.

23.2+	Consent of Grant Thornton LLP

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer

32.2+	Section 1350 Certification of Chief Financial Officer

99.1+	Cawley, Gillespie & Associates, Inc. Reserve Report

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

+	Filed herewith
++	Furnished herewith
*
Certain confidential portions of this exhibit were omitted. This exhibit, with the omitted information, has been filed separately with the U.S. Securities and Exchange Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-Con Energy Partners, LP (Registrant)

		By:	Mid-Con Energy GP, LLC, its general partner
Date:	March 5, 2014	By:	/s/ Jeffrey R. Olmstead
Jeffrey R. Olmstead Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2014.

Signature	Title	Date
/s/ Charles R. Olmstead	Chief Executive Officer and Director	March 5, 2014
Charles R. Olmstead	(Principal Executive Officer)

/s/ Jeffrey R. Olmstead	President, Chief Financial Officer and Director	March 5, 2014
Jeffrey R. Olmstead	(Principal Financial Officer)

/s/ David A. Culbertson	Vice President and Chief Accounting Officer	March 5, 2014
David A. Culbertson	(Principal Accounting Officer)

/s/ Peter A. Leidel	Director	March 5, 2014
Peter A. Leidel

/s/ Cameron O. Smith	Director	March 5, 2014
Cameron O. Smith

/s/ Robert W. Berry	Director	March 5, 2014
Robert W. Berry

/s/ Peter Adamson III	Director	March 5, 2014
Peter Adamson III

/s/ C. Fred Ball Jr.	Director	March 5, 2014
C. Fred Ball Jr.

/s/ Michael L. Wiggins	Director	March 5, 2014
Michael L. Wiggins

/s/ S. Craig George	Executive Chairman of the Board	March 5, 2014
S. Craig George