Form 10-Q
period 2014-03-31
Mid-Con Energy Partners, LP
filed 2014-05-06
CIK 1527709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 6, 2014, the registrant had 21,061,940 limited partner units and 360,000 general partner units outstanding.

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
The forward-looking statements contained in this Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (“Annual Report”). This document is available through our web site, www.midconenergypartners.com or through the Securities and Exchange Commission’s

(“SEC”) Electronic Data Gathering and Analysis Retrieval System at www.sec.gov. All forward-looking statements speak only as of the date made, and other than as required by law; we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except number of units)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$383	$1,434
Accounts receivable:
Oil and natural gas sales	7,864	6,778
Other	—	104
Derivative financial instruments	—	153
Prepaids and other	505	191
Total current assets	8,752	8,660
PROPERTY AND EQUIPMENT, at cost:
Oil and natural gas properties, successful efforts method:
Proved properties	265,506	216,680
Accumulated depletion, depreciation and amortization	(39,811)	(36,148)
Total property and equipment, net	225,695	180,532
DERIVATIVE FINANCIAL INSTRUMENTS	184	48
OTHER ASSETS	798	843
Total assets	$235,429	$190,083
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$3,229	$2,184
Related parties	3,562	2,982
Derivative financial instruments	2,720	1,627
Accrued liabilities	575	432
Total current liabilities	10,086	7,225
DERIVATIVE FINANCIAL INSTRUMENTS	16	—
OTHER LONG-TERM LIABILITIES	113	128
LONG-TERM DEBT	123,000	112,000
ASSET RETIREMENT OBLIGATIONS	4,598	3,942
COMMITMENTS AND CONTINGENCIES
EQUITY, per accompanying statements:
Partnership equity
General partner interest	2,271	1,716
Limited partners- 21,061,940 and 19,319,362 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	95,345	65,072
Total equity	97,616	66,788
Total liabilities and equity	$235,429	$190,083
See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Oil sales	$21,638	$19,998
Natural gas sales	169	178
Net settlements on derivatives	(921)	673
Loss on unsettled derivatives, net	(1,127)	(1,793)
Total revenues	19,759	19,056
Operating costs and expenses:
Lease operating expenses	4,691	3,346
Oil and natural gas production taxes	1,356	790
Depreciation, depletion and amortization	3,663	3,463
Accretion of discount on asset retirement obligations	52	38
General and administrative	7,631	6,748
Total operating costs and expenses	17,393	14,385
Income from operations	2,366	4,671
Other income (expense):
Interest income and other	2	1
Interest expense	(807)	(613)
Total other expense	(805)	(612)
Net income	$1,561	$4,059
Computation of net income per limited partner unit:
General partners’ interest in net income	$28	$74
Limited partners’ interest in net income	$1,533	$3,985

Net income per limited partner unit:
Basic	$0.08	$0.21
Diluted	$0.08	$0.21

Weighted average limited partner units outstanding:
Limited partner units (basic)	19,997	19,146
Limited partner units (diluted)	20,026	19,146

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$1,561	$4,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,663	3,463
Debt placement fee amortization	43	42
Accretion of discount on asset retirement obligations	52	38
Loss on unsettled derivative instruments, net	1,127	1,793
Equity-based compensation	5,514	4,626
Changes in operating assets and liabilities:
Accounts receivable	(1,086)	(304)
Other receivables	104	290
Prepaid and other	(314)	(323)
Accounts payable and accrued liabilities	1,186	1,287
Net cash provided by operating activities	11,850	14,971
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(6,393)	(7,155)
Acquisitions of oil and natural gas properties	(7,246)	(264)
Net cash used in investing activities	(13,639)	(7,419)
Cash Flows from Financing Activities:
Proceeds from line of credit	27,000	16,000
Payments on line of credit	(16,000)	(14,000)
Distributions paid	(10,262)	(9,697)
Net cash provided by (used in) financing activities	738	(7,697)
Net decrease in cash and cash equivalents	(1,051)	(145)
Beginning cash and cash equivalents	1,434	1,053
Ending cash and cash equivalents	$383	$908
Supplemental Cash Flow Information:
Cash paid for interest	$866	$560
Non-Cash Investing and Financing Activities:
Accrued capital expenditures - oil and natural gas properties	$1,508	$1,397
Limited partner units issued - acquisition of oil properties	$34,001	$—
See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Statement of Changes in Equity
(in thousands)
(Unaudited)

		Limited Partner
	General Partner	Units	Amount	Total Equity
Balance, December 31, 2013	$1,716	19,319	$65,072	$66,788
Equity-based compensation	100	243	5,428	5,528
Issuance of limited partner units - acquisition	612	1,500	33,389	34,001
Distributions	(185)	—	(10,077)	(10,262)
Net income	28	—	1,533	1,561
Balance, March 31, 2014	$2,271	21,062	$95,345	$97,616
See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Nature of Operations
Nature of Operations
Mid-Con Energy Partners, LP (“we,” “our,” “us,” the “Partnership,” the "Company") is a publicly held Delaware limited partnership formed in December 2011, that engages in the acquisition, development and production of oil and natural gas properties in North America, with a focus on the Mid-Continent region of the United States. Our limited partner units are traded on the NASDAQ Global Select Market under the symbol “MCEP”. Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company.
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. These financial statements have not been audited by our independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2013 is derived from the audited financial statements.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in this Form 10-Q. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.
All intercompany transactions and account balances have been eliminated.
Note 2. Acquisitions
Acquisitions 2014
During February 2014, we acquired from our affiliate, Mid-Con Energy III, LLC , certain oil properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas (the "Properties") for an aggregate price of approximately $41.0 million, subject to customary post-closing purchase price adjustments. The results of operations of these properties have been included in the unaudited condensed consolidated financial statements since the acquisition date. The transaction was primarily funded with borrowings under our revolving credit facility of approximately $7.0 million and the issuance of 1,500,000 unregistered limited partner units, which will still receive the rights of a limited partner and represent limited partner interests in us, having an approximate value of $34.0 million. The value of the limited partner units issued as partial consideration was based on a 2.5% discount to the trailing twenty day volume weighted average price of the limited partner units as of February 26, 2014. The acquisition was accounted for under the acquisition method and the assets acquired and liabilities assumed were recorded at fair market value. The purchase price for these properties represented approximately 22% of the total value of our assets as of December 31, 2013.
The recognized fair values of the Properties and liabilities assumed are as follows (in thousands):

Fair Value of net assets:
Oil properties	$41,589
Total assets acquired	$41,589
Fair Value of net liabilities assumed:
Asset retirement obligation	589
Net assets acquired	$41,000

The following table reflects pro forma revenues, net income and net income per limited partner unit for the two months ended February 28, 2014 and for the three months ended March 31, 2013 as if the acquisition of the Properties had taken place on January 1, 2014 and 2013, respectively. Because we took over the interests at February 28, 2014 the values for the month ended March 31, 2014 are already reflected in the unaudited condensed consolidated statement of operations. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the period presented or that may be obtained in the future (in thousands):

	February 28,	March 31,
	2014	2013

Revenues	$21,668	$21,548
Net income	$1,966	$4,671
Net income per limited partner unit:
Basic	$0.10	$0.24
Diluted	$0.10	$0.24

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

Note 3. Equity-Based Compensation
We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its affiliates, including Mid-Con Energy Operating, LLC. (“Mid-Con Energy Operating”), who perform services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, restricted units, phantom units, distribution equivalent rights granted with phantom units, and other types of awards and it is administered by the members of our general partner (the "Founders") and approved by the Board of Directors of the general partner. The Long-Term Incentive Program permits the grant of awards covering an aggregate of 1,764,000 units under the Form S-8 we filed with the SEC on January 25, 2012. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at March 31, 2014:

Number of Common Units
Approved and authorized awards	1,764,000
Unrestricted units granted, included vested units	(803,051)
Restricted units granted, net of forfeitures and vesting	(118,889)
Phantom units issued, net of forfeitures	(41,750)
Awards available for future grant	800,310

Equity Awards
We account for restricted units as equity awards since these awards will be settled by issuing limited partner units. These restricted units vest over a three-year period and we assume a 10% forfeiture rate. A summary of our restricted units awarded for the three months ended March 31, 2014 is presented below:

Restricted awards:	Number of Restricted Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2013	120.589
Units granted	21,000	$23.36
Units vested	(18.228)	$21.79
Units forfeited	(4.472)	$24.41
Outstanding at March 31, 2014	118.889

Liability Awards
We account for phantom units issued during 2013 as liability awards due to the Long-Term Incentive Program’s provision allowing the Board of Directors, at its discretion, to settle the award in either cash or limited partner units. The phantom units are an incentive based equity award that will be issued to employees or members of the board of directors over a three-year vesting period subject to attaining certain production target levels. The phantom units are not eligible to receive quarterly distributions until they vest. The fair value of these phantom units is remeasured at the end of each reporting period based on the current market price of our common units discounted for expected forfeitures and distribution payments during the vesting period in addition to an adjustment related to management's expectation of the Partnership's ability to attain the stated production target levels. These costs are reported as a component of general and administrative expense in our unaudited condensed consolidated statement of operations and are net of estimated forfeitures. These units are subject to forfeiture and we assume a 10% forfeiture rate. From the initial issuance of the the phantom units, we have recorded approximately $0.1 million of compensation expense through March 31, 2014.
Activity related to these phantom units is as follows:

Nonvested phantom awards:	Number of Units
Outstanding at December 31, 2013	43,000
Units not expected to vest	(13,778)
Units forfeited	(1,250)
Outstanding at March 31, 2014	27,972

As of March 31, 2014, there was approximately $1.9 million of unrecognized compensation costs related to nonvested units. The cost is expected to be recognized over a weighted average period of approximately 2.04 years. Additionally, there was approximately $0.3 million of unrecognized compensation costs related to the phantom units based on the closing price of our common units at March 31, 2014. The cost is expected to be recognized over the next 2.25 years .
We recognized $5.5 million and $4.6 million of equity-based compensation expense for the three months ended March 31, 2014 and 2013, respectively. These costs are reported as a component of general and administrative expense in our unaudited condensed consolidated statement of operations.
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

At March 31, 2014, our open positions consisted of crude oil price collar (calls and puts) contracts and crude oil price swap contracts. Under commodity swap agreements, we exchange a stream of payments over time according to specified terms with another counterparty. In a typical commodity swap agreement, we agree to pay an adjustable or floating price tied to an agreed upon index for the oil commodity and in return receive a fixed price based on notional quantities. A collar is a combination of a put purchased by a party and a call option sold by the same party. In a typical collar transaction, if the floating price based on a market index is below the floor price, we receive from the counterparty an amount equal to this difference multiplied by the specified volume. If the floating price exceeds the floor price and is less than the ceiling price, no payment is required by either party. If the floating price exceeds the ceiling price, we must pay the counterparty an amount equal to the difference multiplied by the specific quantity.
We have elected not to designate commodity derivatives contracts as hedges for accounting purposes, therefore, the mark-to-market adjustment reflecting the change in the fair value of unsettled derivative contracts is recorded in current period earnings as a non-cash gain or loss. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash income or expenses due to changes in the fair value of our commodity derivative contracts. Net settlement gains or losses on derivative contracts only arise from net payments made or received on monthly settlements or if a commodity derivative contract is terminated prior to its expiration. Pursuant to the accounting standard that permits netting of assets and liabilities where the right of offset exists, we present the fair value of derivative financial instruments on a net basis by counterparty.
As of March 31, 2014, we had the following oil derivative open positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day
Swaps - 2014	$93.79			2,455
Swaps - 2015	$92.83			411
Collars - 2015		$85.00	$95.13	123
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

The following table summarizes the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our unaudited condensed consolidated balance sheets at March 31, 2014 and December 31, 2013 (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheet	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheet
March 31, 2014:
Assets
Derivative financial instrument - current asset	$111	$111	$—
Derivative financial instrument - long-term asset	184	—	184
Total	$295	$111	$184

Liabilities
Derivative financial instrument - current liability	$(2,831)	$(111)	$(2,720)
Derivative financial instrument - long-term liability	(16)	—	(16)
Total	$(2,847)	$(111)	$(2,736)

Net liability	$(2,552)	$—	$(2,552)

	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheet	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheet
December 31, 2013:
Assets
Derivative financial instrument - current asset	$541	$388	$153
Derivative financial instrument - long-term asset	48	—	48
Total	$589	$388	$201

Liabilities
Derivative financial instrument - current liability	$(2,015)	$(388)	$(1,627)
Derivative financial instrument - long-term liability	—	—	—
Total	$(2,015)	$(388)	$(1,627)

Net liability	$(1,426)	$—	$(1,426)

The following table presents the impact of derivative financial instruments and their location within the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Net settlements on derivatives	$(921)	$673
Loss on unsettled derivatives, net	(1,127)	(1,793)
Total loss on derivatives, net	$(2,048)	$(1,120)

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
We review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Estimating future cash flows involves the use of judgments, including estimation of the proved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. There were no impairment charges for the three months ended March 31, 2014 or 2013.

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013 (in thousands):

	Level 1	Level 2	Level 3

March 31, 2014
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative financial instruments- asset	$—	$184	$—
Derivative financial instruments- liability	—	2,736	—
Net financial liabilities	$—	$(2,552)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Asset retirement obligations	$—	$—	$604

December 31, 2013
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative financial instruments- asset	$—	$201	$—
Derivative financial instruments- liability	—	1,627	—
Net financial liabilities	$—	$(1,426)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Asset retirement obligations	$—	$—	$879
Impairment of proved oil and natural gas properties	$—	$—	$1,578
Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation techniques or related inputs for the three months ended March 31, 2014 and 2013.
Note 6. Asset Retirement Obligations
Our asset retirement obligations ("ARO") represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their production lives, in accordance with applicable state laws. We determine our ARO by calculating the present value of estimated cash flow related to the liability. Each year we review and to the extent necessary, revise our ARO estimates.
ARO are recorded as a liability at their estimated present value at the various assets’ inception, with the offsetting charge to oil and natural gas properties. Periodic accretion of the discounted estimated liability is recorded in our consolidated statement of operations. The discounted capitalized cost is amortized to expense through the depreciation calculation over the life of the assets based on proved developed reserves.
Changes in our ARO for the periods indicated are presented in the following table:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
	(in thousands)
Asset retirement obligation - beginning of period	$3,942	$2,890
Liabilities incurred for new wells and interest	604	1,009
Revision of estimates	—	(130)
Accretion expense	52	173
Asset retirement obligation - end of period	$4,598	$3,942
As of March 31, 2014 and December 31, 2013, all of our ARO was classified as long-term and was reported as “Asset Retirement Obligations” in our unaudited condensed consolidated balance sheets.

Note 7. Debt
As of March 31, 2014, our credit facility consists of a $250.0 million senior secured revolving credit facility that expires in November 2018. Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At March 31, 2014, we had $123.0 million of borrowings outstanding under the revolving credit facility. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0.
Borrowings under the credit facility bear interest at a floating rate based on, at our election: (i) the greater of the prime rate of the Royal Bank of Canada, the federal funds effective rate plus 0.50%, or the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. For the three months ended March 31, 2014, the average effective interest rate was approximately 2.70%. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.
Borrowings under the facility may not exceed our current borrowing base of $150.0 million. The borrowing base is determined by the lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other matters that may vary. The borrowing base is subject to scheduled redeterminations on or about April 30th and October 31st of each year with an additional redetermination during the period between each scheduled borrowing base determination, either at our request or at the request of the lenders. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract.
During the 2013 borrowing base determination, our borrowing base under the credit facility was increased from $130.0 million to $150.0 million in November 2013. Effective with this increase, the maturity terms of our credit facility were extended to November 5, 2018 and the Bank of Nova Scotia ("Scotiabank") was added to the lender group. No other material terms of the original credit agreement were amended. During 2013, in connection with the amendments to our credit facility, we incurred financing fees and expenses of approximately $0.4 million, which will be amortized over the life of the credit facility. Such amortized expenses are recorded in "interest expense" on our consolidated statements of operations.
On April 11, 2014, the borrowing base was increased from $150.0 million to $170.0 million. No other material terms of the original credit agreement were amended.
The credit facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the credit agreement, together with accrued interest could be declared immediately due and payable. As of March 31, 2014, we were in compliance with all debt covenants.
Note 8. Commitment and Contingencies
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
Our general partner has entered into employment agreements with certain executive officers. The employment agreements provide for a term that commenced on August 1, 2011 and expires on August 1, 2014, unless earlier terminated, with automatic one-year renewal terms unless either we or the employee gives written notice of termination at least by February 1st preceding any such August 1st, for Charles R. Olmstead and Jeffrey R. Olmstead, and at least by May 1st preceding any August 1st, for S. Craig George. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities, and authority as the board of directors of our general partner may specify from time to time, in roles consistent with such positions that are assigned to him. The agreement stipulates that if there is a change of control, termination of employment with cause or without cause, or death of the executive certain payments will be made to the executive officer. These payments, depending on the reason for termination, currently range from $1.6 million to $1.9 million, including the value of vesting of any outstanding units.
Note 9. Equity
Limited Partner Units
At March 31, 2014 and December 31, 2013, Partnership’s equity consisted of 21,061,940 and 19,319,362 limited partner units, respectively, representing approximately a 98% limited partnership interest in us.
In February 2014, we issued 1,500,000 unregistered limited partner units related to the acquisition of properties from one of our affiliates. These unregistered limited partner units will still receive the rights of a limited partner and will become registered in the future. See Note 2 for an explanation of the acquisition.
Cash Distributions
The following sets forth the distributions we paid during the three months ended March 31, 2014 (in thousands, except per unit distribution):

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 14, 2014	October 1, 2013 - December 31, 2013	$0.515	$10,262
On April 22, 2014, the Board of Directors of our general partner declared a quarterly cash distribution for the first quarter of 2014 of $0.515 per unit, or $2.06 on an annualized basis, which will be paid on May 15, 2014 to unitholders of record at the close of business on May 8, 2014. The aggregate amount of the distribution will be approximately $11.0 million.
Allocation of Net Income
Net income is allocated between our general partner and the limited partner unitholders in proportion to their pro rata ownership during the period.
Note 10. Related Party Transactions
The following agreements were negotiated among affiliated parties and, consequently, are not the result of arm’s length negotiations. The following is a description of those agreements that have been entered into with the affiliates of our general partner and with our general partner.
Services Agreement
We are party to a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. During the three months ended March 31, 2014 and 2013, we reimbursed Mid-Con Energy Operating approximately $1.0 and $1.2 million, for direct expenses, respectively. These costs are included in the general and administrative expenses in our unaudited condensed consolidated statements of operations.
Other Transactions with Related Persons
We, various third parties with an ownership interest in the same property and our affiliate, Mid-Con Energy Operating, are party to standard oil and natural gas joint operating agreements, pursuant to which we and those third parties pay Mid-Con Energy Operating overhead charges associated with operating our properties (commonly referred to as the Council of Petroleum Accountants Societies, or COPAS, fee). We and those third parties will also pay Mid-Con Energy Operating for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements.

On February 28, 2014, we acquired from Mid-Con Energy III, LLC, an affiliated company, certain oil properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas. The terms of the acquistion were approved by the Conflicts Committee of the Board of Directors of the General Partner (the “Conflicts Committee”). The Conflicts Committee, which is composed entirely of independent directors, retained independent legal and financial counsel to assist it in evaluating and negotiating the purchase agreement and the acquisition. The purchase agreement contains representations and warranties, covenants and indemnification provisions that are typical for transactions of this nature and that were made or agreed to, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them. For more detail and information, please see Note 2 to the Unaudited Condensed Consolidated Financial Statements included herein.
At March 31, 2014, we had a payable to Mid-Con Energy Operating of approximately $3.6 million which was comprised of a joint interest billing payable of approximately $3.3 million and a payable for operating services of approximately $0.3 million. These amounts are included in the accounts payable-related parties in our unaudited condensed consolidated balance sheets.

Note 11. Subsequent Events
On April 22, 2014, the Board of Directors of our general partner declared a quarterly cash distribution for the first quarter of 2014 of $0.515 per unit, or $2.06 on an annualized basis, which will be paid on May 15, 2014 to unitholders of record at the close of business on May 8, 2014. The aggregate amount of the distribution will be approximately $11.0 million.
On April 11, 2014, the borrowing base was increased from $150.0 million to $170.0 million. No other material terms of the original credit agreement were amended.
On May 1, 2014, we acquired additional working interest in some of our Southern Oklahoma core area properties for approximately $7.4 million, subject to customary post-closing adjustments. The acquisition was financed with existing cash and borrowings under our credit facility.
On May 1, 2014, Mr. S. Craig George informed the Board of the General Partner that he would resign as Executive Chairman of the Board, effective August 1, 2014, but would remain as a Director of the Board.
On May 2, 2014, we and Mid-Con Energy Finance Corporation (“Mid-Con Finance”), our 100 percent-owned subsidiary, filed a registration statement on Form S-3 with the SEC. Securities that may be offered and sold include (a) common units representing limited partnership interests in the Partnership, (b) preferred units representing limited partner interests in the Partnership, and (c) debt securities that are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933. Mid-Con Finance may co-issue any debt securities issued by us pursuant to the registration statement. Mid-Con Finance was formed solely for the purpose of co-issuing our debt securities and has no material assets or liabilities other than as co-issuer of our debt securities. Mid-Con Energy Properties, LLC (“Mid-Con Properties”), our 100 percent-owned subsidiary, may guarantee any debt securities issued by us and such guarantee will be full and unconditional, subject to customary release provisions. Other than Mid-Con Finance, Mid-Con Properties is our sole subsidiary, and thus, no other subsidiary will guarantee our debt securities. Additionally, up to an aggregate of 3,186,363 common units representing limited partner interests in the Partnership could be offered by Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P., Yorktown Energy Partners VIII, L.P. and Mid-Con Energy III, LLC, each with an unspecified initial offering price as permitted under the Securities Act, this aggregate amount contained the 1,500,000 limited partner units that were used to fund the acquisition of properties from our affiliate in February 2014.
On May 5, 2014, the Board of the General Partner approved the following changes to the executive officer positions, to be effective August 1, 2014.

•	Mr. Charles R. Olmstead will resign as Chief Executive Officer, and will be named as the Executive Chairman of the Board;

•	Mr. Jeffery R. Olmstead will resign as President and Chief Financial Officer, and will assume the position of Chief Executive Officer;

•	Dr. Michael L. Wiggins will be named President & Chief Engineer, while remaining as a Director of the Board; and

•	Mr. Michael L. Peterson will be named to the position of Chief Financial Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report.
Overview
We are a publicly held Delaware limited partnership focused on the acquisition, exploitation and development of producing oil and natural gas properties in North America, with a focus on the Mid-Continent region of the United States. Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company. Our limited partner units are traded on the NASDAQ Global Select Market under the symbol “MCEP”.
Our properties are located in the Mid-Continent region of the United States in three core areas: Southern Oklahoma, Northeastern Oklahoma and parts of Oklahoma, Texas and Colorado within the Hugoton Basin. Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.
We are an “emerging growth company” as defined in Section 101 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.
Quarterly Highlights
On February 14, 2014, we paid a cash distribution to unitholders for the fourth quarter of 2013 at the rate of $0.515 per unit. The aggregate distribution was approximately $10.3 million.
During February 2014, we acquired from our affiliate, Mid-Con Energy III, LLC, certain oil properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas for an aggregate price of approximately $41.0 million.
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
Our hedging strategy is to enter into various commodity derivative contracts intended to achieve more predictable cash flows and to reduce exposure to commodity market volatility. Our hedging program’s objective is to protect our ability to make current distributions, and to allow us to be better positioned to increase our quarterly distributions over time, while retaining some ability to participate in upward moves in commodity prices. We use a phased approach, looking approximately 36 months forward while targeting a higher amount of hedged volumes in the near 12 months.
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

Results of Operations
The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (dollars in thousands, except price per unit data):

	Three Months Ended March 31,
	2014	2013
Revenues:
Oil sales	$21,638	$19,998
Natural gas sales	169	178
Net settlements on derivatives	(921)	673
Loss on unsettled derivatives, net	(1,127)	(1,793)
Total revenues	$19,759	$19,056
Operating costs and expenses:
Lease operating expenses	$4,691	$3,346
Oil and natural gas production taxes	$1,356	$790
Depreciation, depletion and amortization	$3,663	$3,463
General and administrative (1)	$7,631	$6,748
Interest expense	$807	$613
Production:
Oil (MBbls)	232	220
Natural gas (MMcf)	21	37
Total (MBoe)	236	226
Average net production (Boe/d)	2,622	2,511
Average sales price:
Oil (per Bbl):
Sales price	$93.27	$90.90
Effect of net settlements on commodity derivative instruments	$(3.97)	$3.06
Realized oil price after derivatives	$89.30	$93.96
Natural gas (per Mcf):
Sales price (2)	$8.05	$4.81
Average unit costs per Boe:
Lease operating expenses	$19.88	$14.81
Oil and natural gas production taxes	$5.75	$3.50
Depreciation, depletion and amortization	$15.52	$15.32
General and administrative expenses	$32.33	$29.86

(1)	General and administrative expenses include non-cash, equity-based compensation of $5.5 million and $4.6 million for the three months ended March 31, 2014 and 2013, respectively.

(2)	Natural gas sales price per Mcf includes the sale of natural gas liquids.

Three Months Ended March 31, 2014 Compared with the Three Months Ended March 31, 2013
Net income was approximately $1.6 million for the three months ended March 31, 2014, compared to approximately $4.1 million for the three months ended March 31, 2013, a decrease of approximately $2.5 million. The change was primarily attributable to an increase in lease operating expenses, production taxes, non-cash equity based compensation, and the unfavorable net effect of our derivatives, partially offset by an increase in oil sales during the three months ended March 31, 2014.
Sales Revenues. Revenues from oil and natural gas sales for the three months ended March 31, 2014, were approximately $21.8 million compared to approximately $20.2 million for the three months ended March 31, 2013. The increase in revenues was primarily due to an increase in daily oil production from drilling efforts and incremental volumes from acquisitions of additional working interests in May 2013 and from recently acquired oil properties in February 2014.
On average, our production volumes for the three months ended March 31, 2014, were approximately 236 MBoe, or approximately 2,622 Boe per day on average. In comparison, our total production volumes for the three months ended March 31, 2013, were approximately 226 MBoe, or approximately 2,511 Boe per day on average. The increase in production volumes was primarily due to the recently acquired properties from our affiliate in February 2014. Our legacy assets' production declined due to natural declines and converting some producers to injectors but was offset by the production from the properties and additional working interest acquired in 2012 and 2013. Our average sales price per barrel of oil, excluding commodity derivative contracts, for the three months ended March 31, 2014, was approximately $93.27, compared with approximately $90.90 for the three months ended March 31, 2013.
Effects of Commodity Derivative Contracts. We utilize NYMEX contracts to hedge against changes in commodity prices. Due to the period change in the mark-to-market value of these contracts, we recorded a net loss of $2.0 million from our commodity hedging instruments for the three months ended March 31, 2014, which was composed of a $1.1 million non-cash loss on unsettled derivative contracts and a $0.9 million loss on net cash settlements of derivative contracts. For the three months ended March 31, 2013, we recorded a net loss from our commodity hedging program of approximately $1.1 million, which was composed of a $1.8 million non-cash loss on unsettled derivative contracts and a gain of approximately $0.7 million on net cash settlements of derivative contracts.
Lease Operating Expenses. Our lease operating expenses were approximately $4.7 million for the three months ended March 31, 2014, or approximately $19.88 per Boe, compared to approximately $3.3 million for the three months ended March 31, 2013, or approximately $14.81 per Boe. The increase in total lease operating expenses over the prior year’s quarter was primarily attributable to the additional number of producing wells resulting from our drilling programs and the acquisition of additional working interests in May 2013 and the recently acquired oil properties in February 2014.
Production Taxes. Production taxes are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts. For the three months ended March 31, 2014, our production taxes were approximately $1.4 million, or approximately $5.75 per Boe for an effective tax rate of approximately 6.2%, compared to approximately $0.8 million for the three months ended March 31, 2013, or approximately $3.50 per Boe for an effective tax rate of approximately 3.9%. The increase in both the production taxes and price per Boe during the three months ended March 31, 2014 was related to the expiration of the Enhanced Recovery Project Gross Production Tax Exemption on one of our Southern Oklahoma core area properties and the acquisition of additional working interests during 2013. Although the State of Oklahoma, where most of our properties are located, currently imposes a production tax of 7.2% for oil and natural gas properties and an excise tax of 0.095%, a portion of our wells in Oklahoma currently receive a reduced tax rate due to the Enhanced Recovery Project Gross Production Tax Exemption.
Depreciation, Depletion and Amortization Expenses. Our depreciation, depletion and amortization expenses (“DD&A”) on producing properties for the three months ended March 31, 2014, were approximately $3.7 million, or approximately $15.52 per Boe produced, compared to approximately $3.5 million, or approximately $15.32 per Boe produced, for the three months ended March 31, 2013. The increase in depreciation, depletion and amortization expenses was primarily due to the acquisition of additional working interests in May 2013 and the recently acquired oil properties in February 2014.
General and Administrative Expenses. Our general and administrative expenses were approximately $7.6 million for the three months ended March 31, 2014, or approximately $32.33 per Boe produced, compared to approximately $6.7 million for the three months ended March 31, 2013 or approximately $29.86 per Boe produced. The overall increase in general and administrative expenses for the three months ended March 31, 2014 was primarily due to an increase in compensation costs related to our non-cash equity-based compensation plan. Non-cash equity based compensation was $5.5 million and $4.6 million for the three months ended March 31, 2014 and 2013, respectively.

Interest Expense. Our interest expense for the three months ended March 31, 2014, was approximately $0.8 million, compared to $0.6 million for the three months ended March 31, 2013. The increase was due to higher borrowings outstanding from our credit facility during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

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
We believe a strong balance sheet is a necessary pre-requisite for creating sustainable growth in unitholder value. Our liquidity position as of March 31, 2014, consisted of approximately $0.4 million of available cash, and $27.0 million of available borrowings under our credit facility. Our primary use of capital has been for the acquisition and development of oil and natural gas properties. As we pursue profitable reserves and production growth, we continually monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our credit facility.
As of March 31, 2014, our $250.0 million credit facility had a remaining borrowing capacity of $27.0 million ($150.0 million borrowing base less $123.0 million of outstanding borrowings). The borrowing base is re-determined on or about April 30th and October 31st of each year. On April 11, 2014, the borrowing base of our credit facility was increased from $150.0 million to $170.0 million.

Cash Flow
Cash flow provided by (used in) each type of activity was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Operating activities	$11,850	$14,971
Investing activities	(13,639)	(7,419)
Financing activities	738	(7,697)
Operating Activities. Net cash provided by operating activities was approximately $11.9 million and $15.0 million for the three months ended March 31, 2014 and 2013, respectively. The $3.1 million decrease from 2013 to 2014 was primarily attributable to higher lease operating expenses and production taxes offset by higher oil sales. The decrease was also affected by the increase in our accounts receivable for oil and natural gas sales during March 2014 due to the acquisition of additional properties in February 2014. Our net cash provided by operating activities also includes a reduction of $1.1 million associated with changes in working capital items from 2013 to 2014. Changes in working capital items adjust for the timing of receipts and payments of actual cash. Cash provided by operating activities is impacted by the prices we receive for oil and natural gas sales and production volumes. Our production volumes in the future will in large part be dependent upon the results of past waterflood development activities, increased production through our drilling programs, acquisitions, and results of future capital expenditures.
Investing Activities. Net cash used in investing activities was approximately $13.6 million and approximately $7.4 million for the three months ended March 31, 2014 and 2013, respectively. Cash used in investing activities during the three months ended March 31, 2014 included approximately $7.2 million for the acquisition of oil properties in February 2014. We also spent $6.4 million on capital expenditures, primarily for drilling, development and completion activities. Cash used in investing activities during the three months ended March 31, 2013 included approximately $7.2 million spent on capital expenditures, primarily for drilling activities in our Southern Oklahoma and Hugoton core areas.
Financing Activities. Our cash flows from financing activities consisted primarily of proceeds from and payments on our credit facility, and distributions to unitholders. Net cash provided by financing activities was approximately $0.7 million and net cash used in financing activities was approximately $7.7 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, cash provided by financing activities included net proceeds of approximately $11.0 million from borrowings under our credit facility which were used to finance the acquisition of properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas, in February 2014 and to develop capital projects. We also made cash distributions to our unitholders of approximately $10.3 million. Cash used by financing activities during the three months ended March 31, 2013, included net proceeds from borrowings under our credit facility of $2.0 million which were used to finance expansion and to develop capital projects. We also made cash distributions to our unitholders of approximately $9.7 million.
Capital Requirements
Our business requires continual investment to upgrade or enhance existing operations in order to increase and maintain our production and the size of our asset base. The primary purpose of growth capital is to acquire, develop and produce assets that allow us to increase our production levels and asset base. To date, we have funded acquisition transactions through a combination of cash, available borrowing capacity under our current credit facility and the issuance of limited partner units. We expect to finance any significant acquisition of oil and natural gas properties in 2014 through the issuance of equity, debt financing or borrowings under our credit facility. Additionally, we currently expect capital spending for the remainder of 2014 for the development, growth and maintenance of our oil and natural gas properties to be approximately $26.2 million.

Credit Facility
We have a $250.0 million senior secured revolving credit facility that expires in November 2018. Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At March 31, 2014, we had approximately $123.0 million of borrowings outstanding under the revolving credit facility. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0. As of March 31, 2014, we were in compliance with all of the facility’s financial covenants.
During the 2013 borrowing base redeterminations, our borrowing base under the credit facility was increased from $130.0 million to $150.0 million and Scotiabank was added to the lender group. Effective with this increase, the maturity terms of our credit facility were extended to November 2018. No other material terms of the original credit agreement were amended. Borrowings under the facility may not exceed our current borrowing base of $150.0 million. The borrowing base is determined by the lenders based on our oil and natural gas reserves.
On April 11, 2014, the borrowing base under the credit facility was increased from $150.0 million to $170.0 million. No other material terms of the original credit agreement were amended.
For additional information about our long-term debt, such as interest rates and covenants, please see “Item 1. Financial Statements” contained herein.
Derivative Contracts
At March 31, 2014, our open commodity derivative contracts were in a net liability position with a fair value of approximately $2.6 million. All of our commodity derivative contracts are with major financial institutions. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments in the event of lower commodity prices and we could incur a loss. As of March 31, 2014, all of our counterparties had performed pursuant to their commodity derivative contracts.
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
Off–Balance Sheet Arrangements
As of March 31, 2014, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements
No new accounting pronouncements issued or effective during the three months ended March 31, 2014 have had or are expected to have a material impact on our unaudited condensed consolidated financial statements.

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
Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. The fair value of our oil commodity contracts and swaps at March 31, 2014, was a net liability of approximately $2.6 million. A 10% change in oil prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil commodity contracts and swaps of approximately $10.5 million. Please see “Item 1. Financial Statements” contained herein for additional information.
Interest Rate Risk
At March 31, 2014, we had long-term debt outstanding of $123.0 million, with an effective interest rate of approximately 2.7%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $0.3 million on an annual basis. Our revolving credit facility allows borrowings up to $150.0 million at an interest rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75% or the prime rate plus 0.75% to the prime rate plus 1.75%, depending on the amount borrowed. The prime rate will be the United States prime rate as announced from time-to-time by the Royal Bank of Canada. Please see “Item 1. Financial Statements” contained herein for additional information.
Counterparty and Customer Credit Risk
We were subject to credit risk due to the concentration of our revenues attributable to a small number of customers for our current 2014 production. The inability or failure of any of our customers to meet its obligations to us or its insolvency or liquidation may adversely affect our financial results. However, our current purchasers have positive payment histories.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
Changes in Internal Controls Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
See our current report on Form 8-K filed with the SEC on March 5, 2014.
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

10.2
Purchase and Sale Agreement, dated February 28, 2014, by and among Mid-Con Energy III, LLC, Mid-Con Energy Properties, LLC and Mid-Con Energy Partners, LP (incorporated by reference to Exhibit 2.1 to Mid-Con Energy LP's current report on Form 8-K filed with the SEC on March 5, 2014).

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

MID-CON ENERGY PARTNERS, LP

	By:	Mid-Con Energy GP, LLC, its general partner

May 6, 2014	By:	/s/ Jeffrey R. Olmstead
Jeffrey R. Olmstead
President and Chief Financial Officer