Form 10-K/A
period 2013-12-31
Mid-Con Energy Partners, LP
filed 2014-06-24
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-35374

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

Securities registered pursuant to 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

The registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”) for the purpose of filing Exhibit 10.14 to the Form 10-K. No revisions are being made to the registrant’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-K.

This Amendment is an exhibit-only filing to add one exhibit that was inadvertently omitted from the original filing. This Amendment is being filed solely to add Exhibit 10.14. Except for the addition of Exhibit 10.14, this Amendment does not update any exhibits as originally filed.

In addition, pursuant to the rules of the Securities and Exchange Commission, Item 15 of the Original Form 10-K has been amended to contain currently dated certifications of the registrant’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. All other information contained in the Original Form 10-K remains unchanged.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Exhibits:

The exhibits listed below are filed or furnished as part of this report:

Exhibit Number	Description

10.14+*	Form of Phantom Unit Award Agreement (for employees of our Affiliate)

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*	Certain confidential portions of this exhibit were omitted. This exhibit, with the omitted information, has been filed separately with the U.S. Securities and Exchange Commission pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mid-Con Energy Partners, LP
(Registrant)

	By:	Mid-Con Energy GP, LLC, its general partner

Date: June 24, 2014	By:	/s/ Jeffrey R. Olmstead
	Name:	Jeffrey R. Olmstead
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 24, 2014.

Signature	Title	Date

/s/ Charles R. Olmstead	Chief Executive Officer and Director	June 24, 2014
Charles R. Olmstead	(Principal Executive Officer)

/s/ Jeffrey R. Olmstead	Chief Financial Officer and Director	June 24, 2014
Jeffrey R. Olmstead	(Principal Financial Officer)

/s/ David A. Culbertson	Vice President and Chief Accounting Officer	June 24, 2014
David A. Culbertson	(Principal Accounting Officer)

/s/ Peter A. Leidel	Director	June 24, 2014
Peter A. Leidel

/s/ Cameron O. Smith	Director	June 24, 2014
Cameron O. Smith

/s/ Robert W. Berry	Director	June 24, 2014
Robert W. Berry

/s/ Peter Adamson III	Director	June 24, 2014
Peter Adamson III

/s/ C. Fred Ball Jr.	Director	June 24, 2014
C. Fred Ball Jr.

/s/ Michael L. Wiggins	Director	June 24, 2014
Michael L. Wiggins

/s/ S. Craig George	Executive Chairman of the Board	June 24, 2014
S. Craig George