Form 10-K
period 2014-12-31
Mid-Con Energy Partners, LP
filed 2015-03-03
CIK 1527709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
Form 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    YES  ☐    NO  ☒
The aggregate market value of the common units held by non-affiliates of the registrant was approximately $307.7 million on June 30, 2014, based on $23.21 per unit, the last reported sales price of the units on The NASDAQ Global Select Market on such date.
Documents incorporated by Reference: None.
As of March 3, 2015 the registrant had 29,657,167 common units and 360,000 general partner units outstanding.

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following includes a description of the meanings of some of the oil and natural gas industry terms used throughout this report. The definitions of proved developed reserves, proved reserves and proved undeveloped reserves have been excerpted from the applicable definitions contained in Rule 4-10(a) of Regulation S-X.
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
Conventional Hydraulic Fracturing: Hydraulic fracturing is used to stimulate production from new and existing oil and natural gas wells. Large volumes of fracturing fluids, or “fracing fluids,” are pumped deep into the well at high pressures sufficient to cause the reservoir rock to break or fracture. Almost all frac fluid mixtures are comprised of more than 95 percent water. As the pressure builds within the well, rock beds begin to crack. More fluid is added while the pressure is increased until the rock beds finally fracture, creating channels for trapped oil and natural gas to flow into the well and up to the surface. The fractures are kept open with proppants made of small granular solids (generally sand) to ensure the continued flow of fluids. By creating or even restoring fractures, the surface area of a formation exposed to the borehole increases and the fracture provides a conductive path that connects the reservoir to the well. These new paths increase the rate that fluids can be produced from the reservoir formations, in some cases by many hundreds of percent.
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
EOR: Enhanced Oil Recovery.
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
Gross wells: The number of wells in which a working interest is owned.
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
Proved Reserves: Those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible, from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced, or the operator must be reasonably certain that it will commence the project, within a reasonable time. The area of the reservoir considered as proved includes (i) the area identified by drilling and limited by fluid contacts, if any, and (ii) adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or natural gas on the basis of available geoscience and engineering data. In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons, LKH, as seen in a well penetration unless geoscience, engineering or performance data and reliable technology establishes a lower contact with reasonable certainty. Where direct observation from well penetrations has defined a highest known oil, HKO, elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty. Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when (i) successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (ii) the project has been approved for development by all necessary parties and entities, including governmental entities. Existing economic conditions include prices and costs at which economic producibility from a reservoir is to be determined. The price shall be the average price during the twelve-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.
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

NAMES OF ENTITIES
As used in this Form 10-K, unless we indicate otherwise:

•	“Founders” collectively refers to Charles R. Olmstead, S. Craig George and Jeffrey R. Olmstead;

•	“our general partner” refers to Mid-Con Energy GP, LLC;

•	“Mid-Con Affiliate” refers to Mid-Con Energy III, LLC and its subsidiaries , which is an affiliate of our general partner;

•	“Mid-Con Energy Partners,” the “partnership,” “we,” “our,” “us” or like terms when used refer to Mid-Con Energy Partners, LP, a Delaware limited partnership, and its subsidiaries;

•	“Mid-Con Energy Operating” refers to Mid-Con Energy Operating, LLC, an affiliate of our general partner;

•	“Mid-Con Energy Properties” refers to Mid-Con Energy Properties, LLC, our wholly owned subsidiary;

•
“our predecessor” collectively refers to Mid-Con Energy Corporation, prior to June 30, 2009, and to Mid-Con Energy I, LLC and Mid-Con Energy II, LLC, on a combined basis, thereafter, our respective predecessors for accounting purposes; and

•
“Yorktown” collectively refers to Yorktown Partners LLC, Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P., Yorktown Energy Partners VIII, L.P. Yorktown Energy Partners IX, LP and/or Yorktown Energy Partners X, L.P.

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

PART I
ITEM 1. BUSINESS
Mid-Con Energy Partners, LP (“we,” “our,” “us,” the “Partnership”) is a publicly held Delaware limited partnership formed in July 2011 to own, acquire, exploit and develop producing oil and natural gas properties in North America, with a focus on Enhanced Oil Recovery ("EOR"). Our limited partner units ("common units") are traded on the NASDAQ Global Select Market under the symbol “MCEP.” Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company.
Overview
We operate as one business segment engaged in the exploration, development and production of oil and natural gas properties. Our properties are located in the Mid-Continent region of the United States in five core areas: Southern Oklahoma, Northeastern Oklahoma, parts of Oklahoma and Colorado within the Hugoton, West Texas within the Eastern Shelf of the Permian and upper Texas Gulf Coast. Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.
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
As of December 31, 2014, our total estimated proved reserves were approximately 23.2 MMBoe, of which approximately 95% were oil and 77% were proved developed, both on a Boe basis. As of December 31, 2014, we operated 99% of our properties through our affiliate, Mid-Con Energy Operating and 64% of our properties were being produced under waterflood, in each instance on a Boe basis. Our average net production for the month ended December 31, 2014 was approximately 4,557 Boe per day and our total estimated proved reserves had an average reserve-to-production ratio of approximately 14 years.
The following table summarizes information by core area regarding our estimated proved oil and natural gas reserves, and our average net production for the month ended December 31, 2014.

					December 2014
	Estimated Net Proved Reserves				Average Net Production			Gross Active Wells
	(MBoe)	% Operated (1)	% Oil	% Proved Developed	Boe/d Gross	Boe/d Net	Reserve-to- Production Ratio (2)	Oil and Natural Gas Wells	Injection Wells	Shut-in/ Waiting on Completion
Southern Oklahoma	3,873	100%	99%	90%	2,007	1,057	10	105	71	41
Northeastern Oklahoma	8,604	100%	96%	72%	1,610	1,344	18	367	90	122
Hugoton	3,888	100%	98%	94%	967	778	14	103	48	50
Permian	6,160	100%	90%	63%	1,814	1,312	13	185	52	53
Gulf Coast	620	100%	99%	100%	69	46	37	6	2	3
Other	85	95%	95%	100%	54	20	12	15	3	3
Total	23,230	99%	95%	77%	6,521	4,557	14	781	266	272
______________________

(1)	Operated through our affiliate, Mid-Con Energy Operating.

(2)	The reserve to production ratio is calculated by dividing estimated net proved reserves as of December 31, 2014 by average net production for the month ended December 31, 2014.

Developments in 2014
Acquisitions
During November 2014, we acquired multiple oil and natural gas properties located in Coke, Coleman, Fisher, Haskell, Jones, Kent, Nolan, Runnels, Stonewall, Taylor, and Tom Green Counties, Texas ("Permian") for an aggregate purchase price of approximately $117.6 million.
During August 2014, we acquired from our Mid-Con Affiliate, a certain oil property located in Creek County, Oklahoma ("Oilton") for an aggregate price of approximately $56.5 million.
Also during August 2014, we acquired a waterflood unit in Liberty County, Texas ("Liberty South") for an aggregate purchase price of approximately $18.9 million.
During May 2014, we acquired additional working interest in some of our Southern Oklahoma core area properties ("Southern Oklahoma") for approximately $7.3 million.
During February 2014, we acquired from our Mid-Con Affiliate, certain oil properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas ("Hugoton") for an aggregate price of approximately $41.0 million.
Other
During April 2014, the borrowing base of our revolving credit facility was increased from $150.0 million to $170.0 million and during August 2014, the borrowing base was increased from $170.0 million to $190.0 million. No other material terms of the original credit agreement were amended. During November 2014, the borrowing base of our revolving credit facility was increased from $190.0 million to $240.0 million and MUFG Union Bank, N.A and Frost Bank were added as additional lenders. No other material terms of the original credit agreement were amended.

During February 2015, the revolving credit facility was amended to allow our EBITDAX calculation, as defined in section 7.13 of the original revolving credit agreement, to reflect the net cash flows attributable to the restructured commodity derivative contracts that occurred during January 2015 for the periods of the first quarter 2015 through the third quarter of 2016.

Public Offering of Additional Units
During November 2014, we issued 5,800,000 common units to the public at a price of $17.27. We used proceeds of approximately $96.0 million, net of offering costs, for the acquisition of the Permian properties.
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

•
Capitalize on our relationship with our Mid-Con Affiliate for favorable acquisition opportunities. We expect that our Mid-Con Affiliate will invest capital and technical staff resources to acquire and develop properties with existing waterfloods and to identify, acquire, form and develop new waterflood projects on those properties. Through this relationship with our Mid-Con Affiliate, we plan to avoid much of the capital, engineering and geological risks associated with the early development of any of these properties we may acquire. While they are not obligated to sell any properties to us and may have difficulties acquiring and developing them, we expect that our Mid-Con Affiliate will offer to sell properties to us from time to time. We believe that the opportunity to acquire properties from our Mid-Con Affiliate provides us with a strategic advantage over those of our competitors who must bear a greater share of development risks themselves.

•
Maintain operational control and a focus on cost effectiveness in all our operations. As of December 31, 2014, Mid-Con Energy Operating operated 99% of our properties, as calculated on a Boe basis. We plan to continue exercising this level of operational control over our existing properties and favor acquisitions of operated properties in order to manage the timing and levels of our capital expenditures, development activities and operating costs.

•
Reduce the impact of commodity price volatility on our cash flow through a disciplined commodity hedging strategy. We seek to reduce the impact of commodity price volatility on our cash flow by maintaining a portfolio of hedge contracts to help protect our ability to make distributions. As opposed to entering into commodity derivative contracts at predetermined times or on prescribed terms, we intend to enter into commodity derivative contracts in connection with material increases in our estimated production and at times when we believe market conditions or other circumstances suggest that it is prudent to do so. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes or the duration of our commodity derivative contracts when circumstances suggest that it is prudent to do so.

•
Maintain an equity-weighted capital structure to allow for financial flexibility to execute our business strategies. We intend to maintain an equity-weighted capital structure that affords us the financial flexibility to execute our business strategies. Our borrowing capacity under our revolving credit facility, our access to capital markets and internally generated cash flow provides us with the liquidity and financial flexibility to exploit organic growth opportunities and allow us to pursue additional acquisitions of producing properties.

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

Our Competitive Strengths
We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our objective of generating and growing cash available for distribution:

•
An asset portfolio largely consisting of properties with existing waterflood projects with proved reserves, of which 95% are oil, and relatively predictable production profiles that provide growth potential through ongoing response to waterflooding and that have modest capital requirements. Our properties consist of interests in mature fields located in Oklahoma, Colorado and Texas that have well-understood geologic features, relatively predictable production profiles and modest capital requirements, which we believe make them well-suited for waterflood development and for our objective of generating stable cash flow. Currently, over 64% of our properties are being waterflooded. Based on production estimates from our December 31, 2014 audited reserves, the average estimated decline rate for our existing proved developed producing reserves is approximately 13% for 2015 and, on a compounded average decline basis, approximately 6.5% for the subsequent five years and approximately 6% thereafter. Further, we believe that a substantial majority of the capital required for growth from our existing properties has already been spent. As a result, these properties have relatively predictable production profiles and production growth potential with modest capital requirements.

•
The ability to further exploit existing mature properties by utilizing our waterflood expertise. We have actively operated most of our properties since 2005 and have a history of exploiting proved reserves to maximize production, primarily through waterflood projects. Over the last nine years, we identified, initiated, acquired, formed and developed over 21% of all new waterflood projects in the state of Oklahoma, while the next most active competitor formed only 7% of all new waterfloods. Furthermore, our experience in the Mid-Continent allows us to exploit synergies developed by applying knowledge of field, reservoir and play characteristics throughout North America. We believe that our expertise in secondary recovery techniques will increase the level of production from certain of our properties, particularly from existing waterflood projects, which, over time, may increase our cash flow.

•
Acquisition opportunities that are consistent with our criteria of predictable production profiles with upside potential that may arise as a result of our relationship with the Mid-Con Affiliate. We expect the Mid-Con Affiliate to invest capital and technical staff resources to acquire and develop properties with existing projects and to identify, acquire, form and develop new waterflood projects on their properties. While they are not obligated to sell any properties to us and may have difficulties acquiring and developing them, we expect that the Mid-Con Affiliate will offer to sell properties to us from time to time. Through this relationship with the Mid-Con Affiliate, we avoid much of the capital, engineering and geological risks associated with the early development of any of these properties we may acquire.

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

•
Mid-Con Energy Operating operates 99% of our properties, which allows them to control our operating costs and capital expenditures. As of December 31, 2014, Mid-Con Energy Operating operated 99% of our properties, as calculated on a Boe basis, which allowed it to control our operating costs and capital expenditures. We expect to continue exercising this level of operational control over our properties, including any properties we acquire through future acquisitions, which allows us to better manage our operating costs and capital expenditures. This substantial operational control of our producing properties also allows us to maximize the value of our properties, helps us stabilize our cash flow and affords us better control over the timing and costs of our operations.

•
An enhanced ability to pursue acquisition opportunities arising from our competitive cost of capital and equity-weighted capital structure. Unlike our corporate competitors, we are not subject to federal income taxation at the entity level. This attribute should provide us with a lower cost of capital compared to those competitors, thereby enhancing our ability to compete for acquisitions of oil and, when advantageous, natural gas properties. Also our relatively low level of indebtedness and our ability to issue additional common units and other partnership interests in connection with these acquisitions improves our financial flexibility. As of December 31, 2014, we had an available borrowing capacity of $35.0 million under our revolving credit facility after giving effect to our current borrowings of $205.0 million, providing us with other means of financing acquisition opportunities.

•
The range and depth of our technical and operational expertise allows us to expand both geographically and operationally to achieve our goals. We have assembled a senior team of geologists, engineers, landmen, accountants and operational personnel that have been successful in developing a significant number of new waterflood projects. Collectively, our management and employees have prior waterflood experience in over 150 waterflood projects located in more than thirteen states. We have a team of over 90 employees, with senior leadership in all production disciplines, and we have recruited a select group of younger professionals that are being trained in our waterflood specialty. With this expertise and depth, we believe this team has the ability to generate new waterflood projects that may become future acquisition opportunities for us. Beyond our core strength of waterflood development, our range and depth of expertise will allow us to expand both geographically and operationally. Although our projects to date have been focused on waterfloods in the Mid-Continent region, and now the addition of the Permian region, our management and operational employees have significant oil and gas experience in many other regions of the United States. Our wealth of experience enables us to pursue other types of exploitation opportunities, such as infill drilling projects that could significantly contribute to our strategy of generating stable cash flow and, over time, increasing our quarterly cash distributions.

Hedging Strategy
Our hedging strategy seeks to achieve more predictable cash flows and to reduce exposure to fluctuations in the price of oil. Our hedging program’s objective is to protect our ability to make current distributions and to allow us to be better positioned to increase our quarterly distribution over time, while retaining some ability to participate in upward movements in oil prices. As of December 31, 2014, we had commodity derivative contracts covering approximately 49% and 2% of our estimated oil production (estimate based on the mid-point of 2015 production guidance at a 95% oil weighting) for calendar years 2015 and 2016. As of December 31, 2014, all of our derivative contracts for 2015 and 2016 were swaps with fixed settlements. The weighted average minimum prices on all of our derivative contracts for 2015 and 2016 was $93.29 and $90.20, respectively.
In January 2015, we restructured our commodity derivative contracts in place at December 31, 2014 to cover approximately 74% and 57% of our estimated oil production (estimate based on the mid-point of 2015 production guidance at a 95% oil weighting) for calendar years 2015 and 2016, respectively. The new commodity derivative contracts are now extended through September 2016 at a weighted average price of approximately $75.62 and $70.01 for 2015 and 2016, respectively. The restructuring achieved more predictable cash flows and reduced exposure to fluctuations in the price of oil in 2015 and 2016 while also protecting the borrowing base of our reserve based revolving credit facility against further oil price weakness and improving compliance with our revolving credit facility's leverage covenants.
In addition to our primary hedging strategy as described above, we also intend to enter into additional commodity derivative contracts in connection with material increases in our estimated production and at times when we believe market conditions or other circumstances suggest that it is prudent to do so as opposed to entering into commodity derivative contracts at predetermined times or on prescribed terms. Additionally, we may take advantage of opportunities to modify our commodity derivative portfolio to change the percentage of our hedged production volumes or the duration of our commodity derivative contracts when circumstances suggest that it is prudent to do so.
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
Our Principal Business Relationships
Our Relationship with our Mid-Con Affiliate
Our Mid-Con Affiliate acquires and develops oil and natural gas properties that are either undeveloped or that may require significant capital investment and development efforts before they meet our criteria for ownership. As these development projects mature, we expect to have the opportunity to acquire certain of these properties from our Mid-Con Affiliate. Through this relationship with our Mid-Con Affiliate, we will avoid much of the capital, engineering and geological risks associated with the early development of any of these properties we may acquire. However, our Mid-Con Affiliate may not be successful in identifying or consummating acquisitions or in successfully developing the new properties they acquire. Further, our Mid-Con Affiliate is not obligated to sell any properties to us, and they are not prohibited from competing with us to acquire oil and natural gas properties.
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
Yorktown currently has more than $4.0 billion in assets under management and Yorktown’s employees have extensive investment experience in the oil and natural gas industry. Yorktown’s employees review a large number of potential acquisitions and are involved in decisions relating to the acquisition and disposition of oil and natural gas assets by the various portfolio companies in which Yorktown owns interests. With their extensive investment experience in the oil and natural gas industry and their extensive network of industry relationships, Yorktown’s employees are well positioned to assist us in identifying and evaluating acquisition opportunities and in making strategic decisions. Yorktown is not obligated to sell any properties to us, and they are not prohibited from competing with us to acquire oil and natural gas properties. Investment funds managed by Yorktown manage numerous other portfolio companies, including our Mid-Con Affiliate, which is engaged in the oil and natural gas industry and, as a result, Yorktown may present acquisition opportunities to other Yorktown portfolio companies that compete with us.

Our Areas of Operation
As of December 31, 2014, our properties were primarily located in the Mid-Continent region of the United States in five core areas: Southern Oklahoma, Northeastern Oklahoma, parts of Oklahoma and Colorado within the Hugoton, West Texas within the Eastern Shelf of the Permian and upper Texas Gulf Coast. These core areas are generally composed of multiple waterflood units that are in close proximity to one another, produce from geologically similar reservoirs and utilize similar recovery methods. Focusing on these core areas allows us to apply our cumulative technical and operational knowledge to ongoing property development and to better predict future rates of recovery. For a discussion of the properties in our core areas, please see “Summary of Oil Properties and Projects.”
Our properties consist of mature, legacy onshore oil reservoirs, approximately 64% of the reserves of which are being produced under waterflooding, on a Boe basis. Our properties include multiple waterflood projects with varying degrees of maturity.
We own on average a 81% working interest across 781 gross producing (715 net) wells, 266 gross injection (236 net) wells, and 272 gross (249 net) wells shut-in or waiting on completion and operate 99% of our properties by value, as calculated using the standardized measure. Approximately 99% of our revenue is derived from the proceeds of oil production.
Our estimated proved reserves as of December 31, 2014 were approximately 23.2 MMBoe, of which approximately 95% were oil and approximately 77% were proved developed, both on a Boe basis. For the month ended December 31, 2014, we produced an average of approximately 4,557 Boe per day.
The following table shows our estimated net proved oil reserves for our core areas, based on a reserve report prepared by our internal reserve engineers and audited by Cawley, Gillespie & Associates, Inc., our independent petroleum engineers, as of December 31, 2014, and certain unaudited information regarding production and sales of oil and natural gas with respect to such properties:

	Average Net Production For the Month Ended		Estimated Net Proved Reserves as of December 31, 2014
	December 31, 2014			% of Total Proved Reserves		% Proved Developed Reserves
	Net (Boe/d)	% of Total	MBoe		% Oil		PV-10 (1) (2) ($ in millions)	% of Total

Southern Oklahoma	1,057	23%	3,873	17%	99%	90%	$129	20%
Northeastern Oklahoma	1,344	29%	8,604	37%	96%	72%	$240	36%
Hugoton	778	17%	3,888	17%	98%	94%	$71	11%
Permian	1,312	29%	6,160	26%	90%	63%	$202	30%
Gulf Coast	46	1%	620	3%	99%	100%	$20	3%
Other	20	1%	85	0%	95%	100%	$2	0%
Total	4,557	100%	23,230	100%	95%	77%	$664	100%

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

(2)
Our estimated net proved reserves and standardized measure were computed by applying average trailing 12-month index prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable 12-month period, held constant throughout the life of the properties). These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The average trailing 12-month index prices were $92.45 per Bbl for oil and $5.67 per MMBtu for natural gas for the 12 months ended December 31, 2014.

All proved undeveloped locations conform to SEC rules for recording proved undeveloped reserves. None of our proved undeveloped reserves as of December 31, 2014 have remained undeveloped for more than five years from the date the reserves were initially booked as proved undeveloped.

Summary of Oil Properties and Projects
Our core areas detailed below represent approximately 99% of our total estimated net proved reserves as of December 31, 2014, 99% of our average daily net production for the month ended December 31, 2014 and 99% of our standardized measure as of December 31, 2014. The following is a summary of each of our properties within our core areas. All of the following descriptions are based on our December 31, 2014 audited reserve report.
Southern Oklahoma
Our Southern Oklahoma properties are located in Love and Carter Counties, Oklahoma. The Southern Oklahoma properties are part of six waterflood units operated by Mid-Con Energy Operating, four of which were unitized by Mid-Con Energy Operating. During December 2014, our properties in these fields produced on average 2,007 Boe per day gross, 1,057 Boe per day net, and contained 3,873 MBoe of estimated net proved reserves.
We acquired additional interests in these properties in May 2013 and May 2014 and have an average working interest of 61.5% in 105 gross producing and 71 injection properties. During 2014, we drilled 8 gross producing wells and converted 7 producing wells to injections wells.
Northeastern Oklahoma
Our Northeastern Oklahoma properties are located in 4 counties in Oklahoma: Cleveland, Creek, Osage and Pawnee Counties. The majority of our properties are being produced under waterflood and are operated by Mid-Con Energy Operating. The Cleveland Field was unitized in April 2013 as a waterflood unit. During December 2014, our properties in these fields produced on average 1,610 Boe per day gross, 1,344 Boe per day net, and contained 8,604 MBoe of estimated net proved reserves. We acquired additional interests in these properties in May 2013 and acquired additional properties in August 2014. Our average working interest in these properties is 92.6% in 367 gross producing and 90 injection properties. During 2014, we drilled 30 gross producing wells, 2 gross injection wells and converted 8 producing wells to injection wells.
Hugoton
Our Hugoton properties are located in three fields in Cimarron County and Texas County, Oklahoma, Potter County, Texas and Cheyenne County, Colorado. The Hugoton properties are part of eight waterflood units operated by Mid-Con Energy Operating, one of which Mid-Con Energy Operating unitized. During December 2014, our properties in these units produced on average 967 Boe per day gross, 778 Boe per day net, and contained 3,888 MBoe of estimated net proved reserves. We acquired additional properties in February 2014 and have an average working interest of 99.0% in 103 gross producing and 48 injection properties. During 2014, we drilled 8 gross producing wells, 2 gross injection wells and converted 10 producing wells to injection wells.
Permian
Our Permian properties are located in Coke, Coleman, Fisher, Haskell, Jones, Kent, Nolan, Runnels, Stonewall, Taylor, and Tom Green Counties, Texas. We acquired these properties in November 2014. The Permian properties have two waterflood units operated by Mid-Con Energy Operating. During December 2014, our properties in these fields produced on average 1,814 Boe per day gross, 1,312 Boe per day net, and contained 6,160 MBoe of estimated net proved reserves. We have an average working interest of 73.8% in 185 gross producing wells and 52 injection wells.
Gulf Coast
Our Gulf Coast property is located in Liberty County, Texas. We acquired the waterflood unit in August 2014, and it is operated by Mid-Con Energy Operating. During December 2014, this waterflood produced on average 69 Boe per day gross, 46 Boe per day net, and contained 620 MBoe of estimated net proved reserves. We have an average working interest of 89.6% in 6 gross producing wells and 2 injection wells.
Other Properties
The balance of the Company’s properties, located throughout the state of Oklahoma consist of a mix of operated and non-operated properties, a majority of which are under waterflood. As of December 31, 2014, our other properties contained approximately 85 MBoe of estimated net proved reserves and generated average net production of approximately 20 Boe per day for the month ended December 31, 2014.

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
Our staff works closely with Cawley, Gillespie & Associates, Inc. to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve audit process. To facilitate their audit of our reserves, we provide Cawley, Gillespie & Associates, Inc. with any information they may request, including all of our reserve information as well as geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures, lease operating expenses, product pricing, production taxes and relevant economic criteria. We also make all of our pertinent personnel available to Cawley, Gillespie & Associates, Inc. to respond to any questions they may have.
Technology Used to Establish Proved Reserves
Under the SEC rules, proved reserves are those quantities of oil and natural gas that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward from known reservoirs and under existing economic conditions, operating methods and government regulations. The term “reasonable certainty” implies a high degree of confidence that the quantities of oil and natural gas actually recovered will equal or exceed the estimate. Reasonable certainty can be established using techniques that have been proven effective by actual production from projects in the same reservoir or an analogous reservoir or by other evidence using reliable technology that establishes reasonable certainty. Reliable technology is a grouping of one or more technologies (including computational methods) that have been field tested and have been demonstrated to provide reasonably certain results with consistency and repeatability in the formation being evaluated or in an analogous formation.
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
Qualifications of Responsible Technical Persons
Cawley, Gillespie & Associates, Inc. is an independent oil and natural gas consulting firm. No director, officer, or key employee of Cawley, Gillespie & Associates, Inc. has any financial ownership in the Mid-Con Affiliate, Mid-Con Energy Operating or any of their respective affiliates. Cawley, Gillespie & Associates, Inc.’s compensation for the required investigations and preparation of its report is not contingent upon the results obtained and reported. Cawley, Gillespie & Associates, Inc. has performed services for certain of Yorktown’s portfolio companies. The engineering audit presented in the Cawley, Gillespie & Associates, Inc. report was overseen by Bob Ravnaas, P.E., Executive Vice President. Mr. Ravnaas is an experienced reservoir engineer having been a practicing petroleum engineer since 1981. He has more than 30 years of experience in reserves evaluation. Mr. Ravnaas received a BS with special honors in Chemical Engineering from the University of Colorado at Boulder in 1979 and a M.S. in Petroleum Engineering from the University of Texas at Austin in 1981. He is a Registered Professional Engineer in the State of Texas, a member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, the American Association of Petroleum Geologists and the Society of Petrophysicists and Well Log Analysts.
Dr. Michael L. Wiggins is our President, Chief Engineer and has served as Chief Engineer since April 2013. Dr. Wiggins previously served as President of William M. Cobb & Associates, Inc. where his expertise included reservoir studies and oil and gas reserve evaluations and audits.

Estimated Proved Reserves
The following table presents our estimated net proved oil and natural gas reserves associated with our estimated proved reserves attributable to our properties as of December 31, 2014, based on reserve reports prepared by our reservoir engineering staff and audited by Cawley, Gillespie & Associates, Inc.

	Net Oil MBbls	Net Gas MMcf	Total Net MBoe
Reserve Data: (1)
Estimated proved developed reserves	17,046	5,327	17,933
Estimated proved undeveloped reserves	5,094	1,215	5,297
Total:	22,140	6,542	23,230

(1)
Our estimated net proved reserves were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month price for the prior twelve months were $94.99 per Bbl for oil and $4.35 per MMBtu for natural gas at December 31, 2014. These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Average adjusted prices used were $92.45 per Bbl of oil and $5.67 per Mcf of natural gas.

The data in the table above represent estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil that are ultimately recovered. For a discussion of risks associated with internal reserve estimates, see “Item 1A. Risk Factors — Risks Related to Our Business.” Our estimated proved reserves and future production rates rely on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.
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
Development of Proved Undeveloped Reserves
None of our proved undeveloped reserves at December 31, 2014 are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Consistent with the typical waterflood response time range of six to eighteen months from initial development, the transfer of proved undeveloped reserves to the proved developed category through drilling is attributable to development costs incurred in prior years. During 2014, our capital expenditures for development drilling were approximately $23.6 million. Based on our current expectations of our cash flow, we will cut our capital spending budget for the development of our proved undeveloped reserves and look for development opportunities that can be funded from our cash flow from operations. For a more detailed discussion of our pro forma liquidity position, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
For the period from December 31, 2013 through December 31, 2014, our proved undeveloped reserves were increased from 3,317 MBoe to 5,297 MBoe. The majority of the increase is attributable to the acquisition of the Permian properties in Texas and the initial development of a new waterflood project in the Cleveland Unit located in the Northeastern Oklahoma core area where 30 producing and 2 injection wells were drilled. In addition, there was a decrease in undeveloped reserves in the

Highlands Unit area due to disappointing drilling results. The following table provides further details with respect to various factors that impacted the changes in our proved undeveloped reserves over the past year:

	Net Oil	Net Gas	Total
	MBbls	MMcf	Net Mboe
Proved Undeveloped Reserves as of December 31, 2013	3,317	—	3,317
Transferred to Proved Developed through Drilling & Development	(453)	—	(453)
Adjustments due to drilling results	(299)	—	(299)
Acquisitions	2,529	1,215	2,732
Reduction due to aged five or more years	—	—	—
Proved Undeveloped Reserves as of December 31, 2014	5,094	1,215	5,297
Development Activities
Since January 2014, we undertook an extensive program consisting of drilling approximately 52 gross (49 net) development wells, the majority of which reside in our Northeastern Oklahoma core areas. Approximately 4 of these development wells are injection wells and the remainder are producing wells with 1 water supply well. We will continue the program when oil commodity prices stabilize but look for opportunities that can be funded from our cash flow from operations in 2015.
In our Northeastern Oklahoma core area, we have been engaged in an active acquisition and corresponding exploitation program in our Cleveland Field. During 2013, we unitized our Cleveland Field operations and in August 2014, we acquired additional properties in Creek County, Oklahoma. The unitization has allowed us to enhance our exploitation strategy for these properties with a positive impact on production.
The following table sets forth information with respect to development activities during the periods indicated. The information should not be considered indicative of future performance nor should a correlation be assumed between the number of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Developmental wells:
Productive	47	44	22	17	31	23
Injection	4	4	8	6	7	6
Water Supply	1	1	1	1	—	—
Dry	2	1	—	—	1	1
Exploratory wells:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total wells:
Productive	47	44	22	17	31	23
Injection	4	4	8	6	7	6
Water Supply	1	1	1	1	—	—
Dry	2	1	—	—	1	1
Total:	54	50	31	24	39	30
We are in the process of completing 2 gross (2 net) recently drilled wells in our Northeastern Oklahoma core area.

Productive Wells
The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2014. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own an interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Oil		Natural Gas		Injection		Water Supply Wells		Shut-in / Waiting on Completion		Total Wells
	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Operated	776	713	1	1	266	236	21	20	272	249	1,336	1,219
Non-operated	1	—	3	1	—	—	—	—	—	—	4	1
Total	777	713	4	2	266	236	21	20	272	249	1,340	1,220

Production by Field

The following table sets forth our production for 2014, 2013 and 2012 from each of our fields that we represent as our core areas:

	Year Ended December 31,
	2014		2013		2012
	Oil	Natural Gas	Oil	Natural Gas	Oil	Natural Gas
Core Area	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Southern Oklahoma	428	8	491	34	427	29
Northeastern Oklahoma	344	73	199	48	150	40
Hugoton	269	20	210	25	94	9
Permian	53	37	—	—	—	—
Gulf Coast	12	1	—	—	—	—

Developed Acreage
The following table sets forth information relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests is excluded from this table. As of December 31, 2014, substantially all of our leasehold acreage was held by production:

	Developed Acreage		Undeveloped Acreage
	Gross	Net	Gross	Net
Southern Oklahoma	8,744	5,381	—	—
Northeastern Oklahoma	7,248	6,713	—	—
Hugoton	14,146	13,998	—	—
Permian	19,659	14,506	3,077	2,423
Gulf Coast	541	485	—	—
Other	1,281	763	—	—
Total	51,619	41,846	3,077	2,423

The Southern Oklahoma, Northeastern Oklahoma, Hugoton and Gulf Coast areas do not have any undeveloped acreage because all of our proved undeveloped reserves are related to new drilling or recompletion activities within currently producing areas of our developed acreage and represent in-fill or reduced spacing activity.
Delivery Commitments
We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing contracts.
Operations
General
We operate approximately 99% of our properties, as calculated on a Boe basis as of December 31, 2014, through our affiliate, Mid-Con Energy Operating. All of our non-operated wells are managed by third-party operators who are typically independent oil and natural gas companies. We design and manage the development, recompletion or workover for all of the wells we operate and supervise operation and maintenance activities. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on the properties we operate.
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
We also engage several independent contractors to provide hydraulic fracturing services. These services are usually completed in four to six hours utilizing lower pressures and volumes of fluid than are typically employed in connection with multi-stage hydraulic fracturing jobs performed in connection with unconventional oil and gas shale plays. These services are not normally governed by long-term services contracts, but instead are generally performed under one-time service orders, which state the parties’ name and the price. These service orders sometimes contain additional terms addressing, for example, taxes, payment due dates, warranties and limitations of the contractor’s liability to damages arising from the contractor’s gross negligence or willful misconduct.
Geological and Engineering Services
Mid-Con Energy Operating employs production and reservoir engineers, geologists and land specialists, as well as field production supervisors. Through the services agreement, we have the direct operational support of a staff of over 31 petroleum professionals with significant technical expertise. We believe that this technical expertise, which includes extensive experience utilizing secondary recovery methods, particularly waterfloods, differentiates us from, and provides us with a competitive advantage over, many of our competitors. Please read “Certain Relationships and Related Party Transactions — Services Agreement.”
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
Principal Customers

For the year ended December 31, 2014, sales of oil and natural gas to Enterprise Crude Oil, LLC (“Enterprise”), Coffeyville Resources Refining & Marketing, LLC ("Coffeyville"), and Plains Marketing, LP ("Plains") accounted for approximately 40%, 26%, and 9%, respectively, of our sales.
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
Hedging Activities
We continue to enter into commodity derivative contracts with unaffiliated third parties that are also participants in our revolving credit facility to achieve more predictable cash flow and to reduce our exposure to short-term fluctuations in oil and natural gas prices. At December 31, 2014, all of our derivative contracts for 2015 and 2016 are composed of swaps with fixed settlements. For a more detailed discussion of our hedging activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”
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
We initially conduct only a review of the titles to our properties on which we do not have proved reserves. Prior to the commencement of drilling operations on those properties, we conduct a thorough title examination and perform curative work with respect to significant defects. To the extent title opinions or other investigations reflect title defects on those properties, we are typically responsible for curing any title defects at our expense. We generally will not commence drilling operations on a property until we have cured any material title defects on such property.
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
Hydraulic Fracturing
Hydraulic fracturing has been a routine part of the completion process for the majority of the wells on our producing properties in Oklahoma, Colorado and Texas for several decades. Most of our properties are dependent on our ability to hydraulically fracture the producing formations. We are currently conducting hydraulic fracturing activities in our Northeastern

Oklahoma and Southern Oklahoma core areas. The majority of our leasehold acreage is currently held by production from existing wells. Therefore, fracturing is not currently required to maintain this acreage but it will be required in the future to develop the majority of our proved behind pipe and proved undeveloped reserves associated with this acreage. Nearly all of our proved behind pipe and proved undeveloped reserves associated with future drilling and recompletion projects, or 30% of our total estimated proved reserves as of December 31, 2014 will be subject to hydraulic fracturing. Although the cost of each well will vary, on average approximately 12.5% of the total cost of drilling and completing a well is associated with hydraulic fracturing activities. These costs are treated in the same way that all other costs of drilling and completing our wells are treated and are built into and funded through our normal capital expenditure budget.
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
Our insurance policies may not cover fines, penalties or costs and expenses related to government mandated clean-up of pollution. In addition, these policies do not provide coverage for all liabilities, and we cannot assure you that the insurance coverage will be adequate to cover claims that may arise or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.
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
The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storages, transport, drilling disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-

party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, we can provide no assurance that we will not incur substantial costs in the future related to revised or additional environmental regulations that could have a material adverse effect on our business, financial condition and results of operations.
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
Hydraulic Fracturing
Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We employ conventional hydraulic fracturing techniques to increase the productivity of certain of our properties. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into rock formations to fracture the surrounding rock and stimulate production. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. However, the EPA recently asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the SDWA and has published draft guidance documents related to this newly asserted regulatory authority. In addition, Congress has considered federal regulation of hydraulic fracturing including disclosure of the chemicals used in the hydraulic fracturing process. Several states in which we operate including Texas and Oklahoma have adopted rules requiring the disclosure of certain information related to hydraulic fluids associated with horizontal wells that are hydraulically fractured. Additionally, some states and local governments have adopted and other states are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. For example, the state of Arkansas established a moratorium on waste water injection in certain areas hydraulic fracturing activities due to concern that such activities may be related to increased earthquake activity. Other authorities are considering restrictions on the disposal of hydraulic fluids by deepwell injection. We follow applicable industry standard practices and legal requirements for groundwater protection in our hydraulic fracturing activities. In the event that new or more stringent federal, state or local legal restrictions are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities.
There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with final results expected by 2015. The EPA has also announced that it is launching a study regarding the disposal of wastewater resulting from hydraulic fracturing activities into surface water and currently plans to propose standards by 2015 that such wastewater must meet before being transported to a treatment plant. The U.S. Department of Energy is conducting an investigation of practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.
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
Air Emissions
The federal Clean Air Act, as amended, and comparable state laws regulate emissions of various air pollutants through air emissions standards, construction and operating permitting programs and the imposition of other compliance requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions. The need to obtain permits has the potential to delay the development of our projects.
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
National Environmental Policy Act
Oil exploration, development and production activities on federal lands are subject to the National Environmental Policy Act, as amended, (“NEPA”). NEPA requires federal agencies, including the Department of Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that analyzes the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. Currently, we have no exploration and production activities on federal lands. However, for future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA may be required. This process has the potential to delay the development of oil projects.
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
Oil and NGLs Transportation Rates
Our sales of crude oil, condensate and NGLs are not currently regulated and are transacted at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the ICA and EPA act 1992. The price we receive from the sale of oil and NGLs is affected by the cost of transporting those products to market. Interstate transportation rates for oil, NGLs, and other products are regulated by the FERC, and in general, these rates must be cost-based or based on rates in effect in 1992, although FERC has established an indexing system for such transportation which allows such pipelines to take an annual inflation-based rate increase. Shippers may, however, contest rates that do not reflect costs of service. The FERC has also established market-based rates and settlement rates as alternative forms of ratemaking in certain circumstances.
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

Oklahoma allows forced pooling or integration of tracts to facilitate exploration, while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil wells generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil we can produce from our wells or limit the number of wells or the locations at which we can drill.
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
Employees
The officers of our general partner manage our operations and activities. Neither we, our subsidiaries, nor our general partner have employees. Our general partner has entered into a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating will perform services for us, including the operation of our properties. Mid-Con Energy Operating has over 90 employees performing services for our operations and activities. We believe that Mid-Con Energy Operating has a satisfactory relationship with these employees.
Offices
Our headquarters are located at 2501 North Harwood Street, Suite 2410, Dallas, Texas 75201, with approximately 5,400 square feet of office space under lease. Our Dallas lease expires in 2017. For our principal operating office, we currently lease approximately 15,000 square feet of office space in Tulsa, Oklahoma at 2431 East 61st Street, Suite 850, Tulsa, Oklahoma 74136. Our Tulsa lease expires in December 2016.
Financial Information
We operate our business as a single segment. Additionally, all of our properties are located in the United States and all of the related reserves are derived from purchases located in the United States. Our financial information is included in the consolidated financial statements and the related notes included in “Item 8. Financial Statements and Supplementary Data.”
Available Information
Our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website at www.midconenergypartners.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. These documents are also available on the SEC’s website at www.sec.gov or you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. No information from either the SEC’s website or our website is incorporated herein by reference.
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
We may not have sufficient cash available for distribution each quarter to sustain our current quarterly distribution or any distribution at all, on our units. Under the terms of our partnership agreement, the amount of cash available for distribution will be reduced by our operating expenses and the amount of any cash reserves established by our general partner to provide for future operations, future capital expenditures, including development of our oil and natural gas properties, future debt service requirements and future cash distributions to our unitholders. The amount of cash that we distribute to our unitholders will depend principally on the cash we generate from operations, which will depend on, among other factors:

•	the amount of oil and natural gas we produce;

•	the prices at which we sell our oil and natural gas production;

•	the amount and timing of settlements on our commodity derivative contracts;

•	the ability to acquire additional oil and natural gas properties on economically acceptable terms;

•	the ability to continue our development projects at economically attractive costs;

•	the level of our capital expenditures, including scheduled and unexpected maintenance expenditures;

•	the level of our operating costs, including payments to our general partner; and

•	the level of our interest expense, which depends on the amount of our outstanding indebtedness and the interest payable thereon.
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
If oil prices decline further or remain at current levels for a prolonged period, or if there is an increase in the differential between the NYMEX or other benchmark prices of oil and the wellhead price we receive for our production, our cash flow from operations will decline, which could cause us to further reduce our distributions or cease paying distributions altogether.
Lower oil prices may decrease our revenues and therefore, our cash available for distribution to our unitholders. Prices for oil may fluctuate widely in response to relatively minor changes in supply of and demand for oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil;

•	market expectations about future prices of oil;

•	the price and quantity of imports of crude oil;

•	overall domestic and global economic conditions;

•
political and economic conditions in other oil producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	trading in oil derivative contracts;

•	the level of consumer product demand;

•	weather conditions and natural disasters;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxes;

•	the proximity, cost, availability and capacity of oil pipelines and other transportation facilities;

•	the impact of the U.S. dollar exchange rates on oil prices; and

•	the price and availability of alternative fuels.
Historically, oil prices have been extremely volatile. For the five years ended December 31, 2014, the NYMEX-WTI oil price ranged from a high of $107.26 to a low of $53.27 per barrel. As of March 2, 2015, the NYMEX-WTI oil spot price was $49.59 per barrel. If oil prices decline further or remain at current levels for a prolonged period, it may cause us to further reduce the distributions we pay to our unitholders or cease paying distributions altogether.
Also, the prices that we receive for our oil production often reflect a regional discount, based on the location of the production, to the relevant benchmark prices, such as the NYMEX, that are used for calculating hedge positions. These discounts, if significant, could similarly reduce our cash available for distribution to our unitholders and adversely affect our financial condition.

If commodity prices decline further or remain at current levels for a prolonged period, production from a significant portion of our development projects may become uneconomic and cause write downs of the value of our oil properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.
If commodity prices decline further or remain at current levels for a prolonged period many of our development projects may become uneconomic resulting in a downward adjustment of our reserve estimates, which would negatively impact our borrowing base under our current revolving credit facility and our ability to borrow to fund our operations or to pay distributions to our unitholders. As a result, we may further reduce the amount of distributions paid to our unitholders or cease paying distributions.
NYMEX-WTI oil prices have declined from $98.42 per barrel on December 31, 2013 to $53.27 per barrel on December 31, 2014. The reduction in price has been caused by many factors, including substantial increases in U.S. production and reserves from unconventional (shale) reservoirs, without an offsetting increase in demand. The International Energy Agency forecasts continued U.S. production growth and a slowdown in global demand growth in 2015. This environment could cause the prices for oil to remain at current levels or fall to lower levels.
The recent decrease in commodity prices has also resulted in a downward adjustment to our estimated proved reserves for our legacy properties but due to the acquisitions of additional properties and working interest during 2014 our standardized measure has increased from approximately $391.3 million as of December 31, 2013 to $664.3 million as of December 31, 2014. Further, deteriorating commodity prices may cause us to recognize impairments in the value of our oil and natural gas properties. For example, we recognized approximately $30.2 million in impairment charges primarily in our Hugoton and Southern Oklahoma core areas at December 31, 2014. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil properties for impairments. We may incur impairment charges in the future which could have a material adverse effect on our results of operations in the period taken.
Our hedging strategy may be ineffective in mitigating the impact of commodity price volatility on our cash flows, which could result in financial losses or could reduce our income, which may adversely affect our ability to pay distributions to our unitholders.
Our hedging strategy is to enter into commodity derivative contracts covering a portion of our near-term estimated oil production. The prices at which we are able to enter into commodity derivative contracts covering our production in the future will be dependent upon oil futures prices at the time we enter into these transactions, which may be substantially higher or lower than current oil prices. Accordingly, our price hedging strategy may not protect us from significant declines in oil prices received for our future production.
Our revolving credit facility prohibits us from entering into commodity derivative contracts covering all of our production, and we therefore retain the risk of a price decrease on our volumes not subject to commodity derivative contracts. Furthermore, we may be unable to enter into additional commodity derivative contracts during favorable market conditions and, thus, may be unable to lock in attractive future prices for our product sales. Finally, while our revolving credit facility does not currently require us to hedge a minimum percentage of our production, it may cause us to enter into commodity derivative contracts at inopportune times. For example, despite declining commodity prices, we may enter into commodity derivative contracts at relatively unattractive prices in order to mitigate a potential decrease in our borrowing base at our next redetermination.
Our hedging activities could result in cash losses and may limit the prices we would otherwise realize for our production, which could reduce our cash available for distribution.
Our hedging strategy may limit our ability to realize cash flows from commodity price increases. Many of our commodity derivative contracts require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays), we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially impact our liquidity and our cash available for distribution to our unitholders
Our hedging transactions expose us to counterparty credit risk.
Our hedging transactions expose us to risk of financial loss if a counterparty fails to perform under a commodity derivative contract. Disruptions in the financial markets could lead to a sudden decrease in a counterparty’s liquidity, which could impair its ability to perform under the terms of the commodity derivative contract and, accordingly, prevent us from realizing the benefit of the commodity derivative contract. Because we conduct our hedging activities exclusively with participants in our revolving credit facility, our net position on a counterparty by counterparty basis is generally that of a borrower.
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
We make and expect to continue to make substantial capital expenditures for the development, production and acquisition of oil reserves. Some of these expenditures will reduce our cash available for distribution. If the borrowing base under our revolving credit facility or our revenues decrease as a result of lower oil prices, declines in estimated reserves or production or for any other reason, we may not be able to obtain the capital necessary to sustain our operations at a level necessary to make distributions to our unitholders. Our revolving credit facility restricts our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing. If cash generated by operations or available under our revolving credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to development of our development projects, which in turn could lead to a decline in our oil reserves, and could adversely affect our business, financial condition and results of operations and reduce cash available for distribution to our unitholders.
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
Hydraulic fracturing has been a part of the completion process for the majority of the wells on our producing properties, and most of our properties are dependent on our ability to hydraulically fracture the producing formations. We engage third-party contractors to provide hydraulic fracturing services and generally enter into service orders on a job-by-job basis. Some service orders limit the liability of these contractors. Hydraulic fracturing operations can result in surface spillage or, in rare cases, the underground migration of fracturing fluids. Any such spillage or migration could result in litigation, government fines and penalties or remediation or restoration obligations. Our current insurance policies provide some coverage for losses arising out of our hydraulic fracturing operations. However, these policies may not cover fines, penalties or costs and expenses related to government-mandated clean-up activities, and total losses related to a spill or migration could exceed our per occurrence or aggregate policy limits. Any losses due to hydraulic fracturing that are not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.
Our estimated proved reserves and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.
It is not possible to measure underground accumulations of oil in an exact way. Oil reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and assumptions concerning future oil prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may prove inaccurate. For example, if the price used in our December 2014 reserve report had been $10.00 less per barrel for oil, then the standardized measure of our estimated proved reserves as of that date would have decreased by $108.2 million, from $664.3 million to $556.1 million.
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
Also, our reviews of properties acquired from third parties (as opposed to the Mid-Con Affiliate) may be incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition, given the time constraints imposed by most sellers. Even a detailed review of the properties owned by third parties and the records associated with such properties may not reveal existing or potential problems, nor will such a review permit us to become sufficiently familiar with such properties to assess fully the deficiencies and potential issues associated with such properties. We may not always be able to inspect every well on properties owned by third parties, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.
Adverse developments in our core areas would reduce our ability to make distributions to our unitholders.
We only own oil and natural gas properties and related assets, all of which are currently located in Oklahoma, Colorado, and Texas. An adverse development in the oil and natural gas business in these geographic areas could have an impact on our results of operations and cash available for distribution to our unitholders.
We are primarily dependent upon a small number of customers for our production sales and we may experience a temporary decline in revenues and production if we lose any of those customers.
Sales of oil and natural gas to Enterprise, Coffeyville, and Plains accounted for approximately 40%, 26%, 9%, respectively, of our sales for the year ended December 31, 2014. Our production is and will continue to be marketed by our affiliate, Mid-Con Energy Operating. By selling a substantial majority of our current production to a small concentration of customers we believe that we have obtained and will continue to receive more favorable pricing than would otherwise be available to us if smaller amounts had been sold to several purchasers based on posted prices. To the extent these significant customers reduce the volume of oil they purchase from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our oil production, and our revenues and cash available for distribution could decline which could adversely affect our ability to make cash distributions to our unitholders at the then-current distribution rate or at all.
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
Regulation of waterflood unit formation is typically governed by state law. In Oklahoma and Texas, 63% and 75%, respectively, of the leasehold and mineral owners in a proposed unit area must consent to a unitization plan before the Oklahoma Corporation Commission, the regulatory body which oversees issues related to unitization and well spacing, will issue a unitization order. Mid-Con Energy Operating may be required to dedicate significant amounts of time and financial resources to obtaining consents from other owners and the necessary approvals from the Oklahoma Corporation Commission and similar regulatory agencies in other states. Obtaining these consents and approvals may also delay our ability to begin developing our new waterflood projects and may prevent us from developing our properties in the way we desire.
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
The oil and natural gas industry is intensely competitive, and we compete with companies that possess and employ financial, technical and personnel resources substantially greater than ours. These companies may be able to pay more for properties and evaluate, bid for and purchase a greater number of properties than our financial, technical or personnel resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities despite the recent declines in oil prices and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations and our ability to make distributions to our unitholders.
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
We may be unable to pay distributions at our current distribution rate without borrowing under our revolving credit facility. If we use borrowings under our revolving credit facility to pay distributions to our unitholders for an extended period of time rather than to fund capital expenditures and other activities relating to our operations, we may be unable to maintain or grow our business. Such a curtailment of our business activities, combined with our payment of principal and interest on our future indebtedness to pay these distributions, will reduce our cash available for distribution on our units and will have a material adverse effect on our business, financial condition and results of operations. If we borrow to pay distributions to our unitholders during periods of low commodity prices and commodity prices remain low, we may have to reduce our distribution to our unitholders to avoid excessive leverage.
Our revolving credit facility has restrictions and financial covenants that may restrict our business and financing activities and our ability to pay distributions to our unitholders.
Our revolving credit facility restricts, among other things, our ability to incur debt and pay distributions under certain circumstances, and requires us to comply with customary financial covenants and specified financial ratios. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our revolving credit facility that are not cured or waived within specific time periods, a significant portion of our indebtedness may become immediately due and payable, we will be prohibited from making distributions to our unitholders, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our revolving credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders could seek to foreclose on our assets.

The total amount we are able to borrow under our revolving credit facility is limited by a borrowing base, which is primarily based on the estimated value of our oil and natural gas properties and our commodity derivative contracts, as determined by our lenders in their sole discretion. The borrowing base is subject to redetermination on a semi-annual basis and more frequent redetermination in certain circumstances. In November 2014, our current lenders added two additional lenders to our revolving credit facility and increased the borrowing base from $190.0 million to $240.0 million. If the lenders were to decrease the borrowing base to a level below our then outstanding borrowings, which are currently at $205.0 million, the amount exceeding the revised borrowing base would become immediately due and payable. The negative redetermination of our borrowing base could adversely affect our business, results of operations, financial condition and our ability to make distributions to our unitholders. Furthermore, in the future, we may be unable to access sufficient capital under our revolving credit facility as a result of any decrease in our borrowing base.
We may not be able to generate enough cash flow to meet our debt obligations.
We expect our earnings and cash flow to vary significantly from year to year due to the cyclical nature of our industry. As a result, the amount of debt that we can service in some periods may not be appropriate for us in other periods. Additionally, our future cash flow may be insufficient to meet our debt obligations and commitments. Any insufficiency could negatively impact our business. A range of economic, competitive, business and industry factors will affect our future financial performance, and, as a result, our ability to generate cash flow from operations and to service our debt obligations. Many of these factors, such as oil and natural gas prices, economic and financial conditions in our industry and the global economy or competitive initiatives of our competitors, are beyond our control.
If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying capital investments; or

•	seeking to raise additional capital.

However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing, could materially and adversely affect our ability to service our indebtedness and our business, financial condition and results of operations.
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
The derivatives regulation provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules adopted and to be adopted could adversely affect our ability to use commodity derivative contracts to reduce the effect of commodity price, interest rate and other risks associated with our business.
Title VII of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. Pursuant to the Act, the Commodities Futures Trading Commission (the “CFTC”), the SEC and other regulators have promulgated and continue to promulgate rules implementing the Act’s derivative regulation provisions. The CFTC has finalized numerous such rules, including critical rulemakings on the definition of “swap”, “security-based swap”, “swap dealer” and “major swap participant.” The Act and the CFTC rules will require us, in connection with certain derivatives activities, to comply with mandatory clearing and exchange-trading requirements (or take steps to qualify for an exemption to such requirements) with respect to swaps we enter that fall within a class of swaps the CFTC has designed for mandatory clearing. Although we expect to qualify for the “end-user exception” to the mandatory clearing and exchange-trading requirements for the swaps we enter to hedge our commercial risks, these mandatory clearing and exchange-trading requirements apply to other market participants, such as our counterparties (who may be registered as swap dealers), and the application of those requirements to such persons may change the cost and availability of the swaps we use to hedge our commercial risks. As of March 3, 2015, the CFTC had only designated certain classes of interest rate swaps and index credit default swaps for mandatory clearing, and it is unclear when the CFTC will designate other classes of swaps, such as physical commodity swaps, for mandatory clearing. New regulations expected to be adopted by the CFTC and banking regulators may require us to comply with requirements to post margin with our counterparties for uncleared swaps, although these regulations are not finalized and how the final regulations will affect us is uncertain at this time. In addition, the CFTC recently proposed new position limits rules that sets limits on the positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities that market participants could hold, subject to with exceptions for certain bona fide hedging transactions intended to hedge certain price risks. The CFTC proposed the new position limits rule after the United States District Court for the District of Columbia invalidated a position limits rule the CFTC had previously adopted. Other rules also remain to be finalized by the CFTC, and, as a result, it is not possible at this time to predict with certainty the full effects of the Act and the related rules on us and the timing of such effects. A rule recently adopted under the Act may also require certain of the counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities. Those separate entities would be our counterparties in future swaps and may not be as creditworthy as our current counterparties. The Act and the rules adopted thereunder may significantly increase the cost of entering into and maintaining commodity derivative contracts (including to comply with swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of commodity derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing commodity derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and the related rules, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the Act is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations, liquidity and cash flows.
Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.
Hydraulic fracturing is an important and common practice that is used in the completion of unconventional wells in shale formations as well as tight conventional formations, including many of those that we complete and produce. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the federal Safe Drinking Water Act and has published draft guidance documents. In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Many states in which we operate have adopted rules requiring well operators to publicly disclose certain information regarding hydraulic fracturing operations, including the chemical composition of any liquids used in the hydraulic fracturing process. Generally, certain proprietary information may be excluded from an operator’s disclosure. Additionally, some states and local authorities have adopted and other states are considering adopting regulations that could restrict hydraulic fracturing in certain circumstances. In the event that new or more stringent federal, state or local legal restrictions are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in our development or production activities.
In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, and published an update on December 21, 2012. Final results were expected by 2014, however reports indicate that are not expected until 2016. Moreover, the EPA announced on October 20, 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2015 that such wastewater must meet before being transported to a treatment plant. On April 13, 2012, the Department of Interior, the Department of Energy and the Environmental Protection Agency issued a memorandum outlining a multi-agency collaboration on unconventional oil and gas research in response to the White House “Blueprint for a Secure Energy Future” and the recommendations of the Secretary of Energy Advisory Board Subcommittee on Natural Gas. On September 5, 2012, the U.S. Government Accountability Office issued two reports concerning environmental and health risks and key environmental and public health requirements related to hydraulic fracturing but did not make any recommendations. More recently there have been reports linking the injection of produced fluids from hydraulic fracturing to earthquakes. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms. Any additional level of regulation could lead to operational delays or increased operating costs which could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and would increase our costs of doing business, resulting in a decrease of cash available for distributions to our unitholders.
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
Risks Inherent in an Investment in Us
Our general partner controls us, and the Founders, the Mid-Con Affiliate and Yorktown own an approximate 18.0% interest in us. They have conflicts of interest with, and owe limited fiduciary duties to, us, which may permit them to favor their own interests to the detriment of us and our unitholders.
Our general partner has control over all decisions related to our operations. Our general partner is owned by the Founders. As of December 31, 2014, the Founders and Yorktown own an approximate 5.3% interest in us. Although our general partner has a fiduciary duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to its owners. All of the executive officers and non-independent directors of our general partner are also officers and/or directors of the Mid-Con Affiliate and will continue to have economic interests in, as well as management and fiduciary duties to, the Mid-Con Affiliate. Additionally, one of the directors of our general partner is a principal with Yorktown. As a result of these relationships, conflicts of interest may arise in the future between the Mid-Con Affiliate and Yorktown and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our limited partner unitholders. These potential conflicts include, among others:

•
Our partnership agreement limits our general partner's liability, reduces its fiduciary duties and also restricts the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. By purchasing common units, unitholders are consenting to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law;

•
Neither our partnership agreement nor any other agreement requires the Mid-Con Affiliate and Yorktown or their respective affiliates (other than our general partner) to pursue a business strategy that favors us. The officers and directors of the Mid-Con Affiliate and Yorktown and their respective affiliates (other than our general partner) have a fiduciary duty to make these decisions in the best interests of their respective equity holders, which may be contrary to our interests;

•
The Mid-Con Affiliate and Yorktown and their affiliates are not limited in their ability to compete with us, including with respect to future acquisition opportunities, and are under no obligation to offer or sell assets to us;

•	All of the executive officers of our general partner who provide services to us also devote a significant amount of time to the Mid-Con Affiliate and are compensated for those services rendered;

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

•
We entered into a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides management, administrative and operational services to us, and Mid-Con Energy Operating will also provide these services to the Mid-Con Affiliate;

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
Neither we nor our general partner have any employees, and we rely solely on Mid-Con Energy Operating to manage and operate our business. The management team of Mid-Con Energy Operating, which includes the individuals who manage us, also provides substantially similar services to the Mid-Con Affiliate, and thus is not solely focused on our business.
Neither we nor our general partner have any employees, and we rely solely on Mid-Con Energy Operating to provide management, administrative and operational services to us. Mid-Con Energy Operating provides substantially similar services and personnel to the Mid-Con Affiliate and, as a result, may not have sufficient human, technical and other resources to provide those services at a level that it would be able to provide to us if it did not provide similar services to these other entities. Additionally, Mid-Con Energy Operating may make internal decisions on how to allocate its available resources and expertise that may not always be in our best interest compared to those of the Mid-Con Affiliate or other affiliates of our general partner. There is no requirement that Mid-Con Energy Operating favor us over these other entities in providing its services. If the employees of Mid-Con Energy Operating do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.
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
Currently, it would be difficult for the public unitholders to remove our general partner without its consent because our Mid-Con Affiliate, Yorktown and our general partner own sufficient units to make it difficult to remove our general partner. The vote of the holders of at least 66 2/3% of all outstanding units is required to remove our general partner. As of December 31, 2014, the Founders and our Mid-Con Affiliate own approximately 17.2% of our outstanding common units, which will enable those holders, collectively, to make it difficult to remove our general partner.
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
As of December 31, 2014, the Founders, the Mid-Con Affiliate and Yorktown own 5,253,091 common units or approximately 18.0% of our limited partner interests. Sales of these units or of other substantial amounts of our common units in the public market, or the perception that these sales may occur, could cause the market price of our common units to decline. Sales of such units could also impair our ability to raise capital through the sale of additional common units.
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
In addition, because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions, or growth capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or in our revolving credit facility on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the available cash that we have to distribute to our unitholders.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the Obama Administration and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships. One such Obama Administration budget proposal for fiscal year 2016 would, if enacted, tax publicly traded partnerships with “fossil fuels” activities as corporations for U.S. federal income tax purposes beginning in 2021. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of an investment in our units.
Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.
The Obama Administration’s budget proposal for fiscal year 2016 includes proposals that would, among other things, eliminate certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for certain domestic production activities, and (iv) an extension of the amortization period for certain geological and geophysical expenditures. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development, and any such change could increase the taxable income allocable to our unitholders and negatively impact the value of an investment in our units.
If the IRS contests any of the federal income tax positions we take, the market for our units may be adversely affected, and the costs of any IRS contest will reduce our cash available for distribution to our unitholders.
We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and a court may not agree with those positions. Any contest with the IRS may materially and adversely impact the market for our units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution.
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
If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and their adjusted tax basis in their units. Because prior distributions in excess of their allocable share of our total net taxable income decrease their tax basis in their units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than the original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation, depletion, amortization and Intangible Drilling Costs (“IDC”) deduction recapture. In addition, because the amount realized may include a unitholder’s share of our nonrecourse liabilities, they may incur a tax liability in excess of the amount of cash they receive from the sale.

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
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates ourselves using a methodology based on the market value of our units as a means to determine the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of units and could have a negative impact on the value of the units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future even if such unitholders do not live in those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in many states, some of which impose a personal income tax on individuals and impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. We may own property or conduct business in other states or foreign countries in the future. It is a unitholder’s responsibility to file all U.S. federal, state and local tax returns.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Information regarding our properties is contained in “Item 1. Business —Our Areas of Operation and —Our Oil and Natural Gas Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” contained herein.

ITEM 3.	LEGAL PROCEEDINGS
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject. No amounts have been accrued at December 31, 2014.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common units are traded on the NASDAQ Global Select Market under the symbol “MCEP”. At the close of business on March 3, 2015, based upon information received from our transfer agent and brokers and nominees, we had 35 limited partner unitholders of record. This number does not include owners for whom common units may be held in “street” names. The daily high and low sales prices per common unit for the period from January 1, 2014 through December 31, 2014 were $24.39 and $5.02, respectively. The following table sets forth the range of the daily high and low sale prices per common unit and cash distributions to limited partner unitholders for 2013 and 2014.

	Price Range		Cash Distribution
	High	Low	per Common Unit (1)
2013:
First Quarter	$23.95	$18.94	$0.505
Second Quarter	26.50	21.04	0.515
Third Quarter	25.28	21.34	0.515
Fourth Quarter	27.05	21.50	0.515

2014:
First Quarter	$24.15	$21.55	$0.515
Second Quarter	23.36	20.75	0.515
Third Quarter	24.39	21.45	0.515
Fourth Quarter	22.25	5.02	0.125	(1)

(1)
On January 23, 2015, the board of directors of our general partner declared a quarterly cash distribution for the fourth quarter 2014 of $0.125 per common unit. The distribution was paid on February 13, 2015.

Cash Distributions to Unitholders
We intend to continue to make cash distributions to unitholders on a quarterly basis. Because our distribution was reduced by approximately 75% due to the decline in oil prices, there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our credit agreement prohibits us from making cash distributions if any potential default or event of default, as defined in the credit agreement, occurs or would result from the cash distribution.
Cash Distribution Policy
Our partnership agreement requires that, within 45 days after the end of each quarter we distribute all of our available cash (as defined in our partnership agreement) to unitholders of record on the applicable record date. We will distribute approximately 98.8% of our available cash to our limited partner unitholders, pro rata, and approximately 1.2% to our general partner. Our general partner is not entitled to any incentive distributions, and we do not have any subordinated units.
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
Securities Authorized for Issuance under Equity Compensation Plans
See “Item 11. Executive Compensation—Compensation Discussion and Analysis—Long-Term Incentive Program” for information regarding our equity compensation plans as of December 31, 2014.
Sales of Unregistered Securities
See our current reports on Form 8-K filed with the SEC on March 5, 2014 and August 11, 2014.

Issuer Purchases of Equity Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
This section presents our selected historical consolidated financial data. The selected financial data is derived from our audited financial statements. The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data,” both contained herein.

The following table shows selected financial data for the periods and as of the dates indicated (in thousands except number of units):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Revenues:
Oil sales	$96,127	$85,080	$60,887	$36,813	$16,853
Natural gas sales	784	656	674	1,218	1,418
Net settlements on derivatives	891	288	3,710	(2,157)	(90)
Gain (loss) on unsettled derivatives, net	28,470	(5,963)	2,004	3,437	(707)
Total revenues	$126,272	$80,061	$67,275	$39,311	$17,474
Operating costs and expenses:
Lease operating expenses	26,091	16,366	10,948	8,491	6,237
Oil and natural gas production taxes	6,325	3,817	1,965	1,869	822
Impairment of proved oil and natural gas properties	30,206	1,578	1,296	—	1,886
Dry holes and abandonments of unproved properties	—	—	—	813	1,418
Depreciation, depletion and amortization	21,877	14,421	10,324	7,160	5,851
Accretion of discount on asset retirement obligations	250	173	126	78	127
General and administrative	14,313	12,244	11,000	3,767	1,376
Total operating costs and expenses	$99,062	$48,599	$35,659	$22,178	$17,717
Income from operations	$27,210	$31,462	$31,616	$17,133	$(243)
Other income (expense):
Interest income and other	13	9	10	216	218
Interest expense	(4,731)	(3,282)	(1,764)	(578)	(98)
Gain on sale of assets	—	—	—	1,621	354
Other revenue and expenses, net	—	—	—	576	847
Total other expense	$(4,718)	$(3,273)	$(1,754)	$1,835	$1,321
Net income	$22,492	$28,189	$29,862	$18,968	$1,078

Computation of net income per limited partner unit:
General partner's interest in net income	$354	$518	$584	$379	$22
Limited partners’ interest in net income	$22,138	$27,671	$29,278	$18,589	$1,056

Net income per limited partner unit
Basic	$0.98	$1.44	$1.62	$1.05	$0.06
Diluted	$0.98	$1.44	$1.62	$1.05	$0.06

Weighted average limited partner units outstanding:
Limited partner units (basic)	22,499	19,234	18,049	17,640	17,640
Limited partner units (diluted)	22,518	19,249	18,049	17,640	17,640

Balance Sheet Data:
Working capital	$34,191	$1,435	$6,254	$2,361	$(1,256)
Total assets	454,628	190,083	158,590	96,611	56,867
Long-term debt	205,000	112,000	78,000	45,000	5,513
Total equity	234,142	66,788	72,181	43,349	43,072
Other Financial Data:
Adjusted EBITDA	$58,467	$59,973	$47,681	$23,994	$10,593

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income	$22,492	$28,189	$29,862	$18,968	$1,078
Interest expense	4,731	3,282	1,764	578	98
Depreciation, depletion and amortization	21,877	14,421	10,324	7,160	5,851
Accretion of discount on asset retirement obligations	250	173	126	78	127
(Gain) loss on unsettled derivatives, net	(28,470)	5,963	(2,004)	(3,437)	707
Impairment of proved oil and natural gas properties	30,206	1,578	1,296	—	1,886
Dry holes and abandonments of unproved properties	—	—	—	813	1,418
Gain on sale of assets	—	—	—	(1,621)	(354)
Non-cash equity-based compensation	7,394	6,376	6,323	1,671	—
Interest income	(13)	(9)	(10)	(216)	(218)
Adjusted EBITDA	$58,467	$59,973	$47,681	$23,994	$10,593

A reconciliation of Adjusted EBITDA to net cash provided by operating activities, our most directly comparable GAAP financial measure, for each of the periods indicated, is presented below:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$50,464	$56,634	$47,717	$24,113	$11,798
Debt issuance costs amortization	(348)	(168)	(131)	—	—
Change in working capital	3,633	234	(1,659)	(481)	(1,085)
Interest expense	4,731	3,282	1,764	578	98
Interest income	(13)	(9)	(10)	(216)	(218)
Adjusted EBITDA	$58,467	$59,973	$47,681	$23,994	$10,593

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” contained herein.
Overview
Mid-Con Energy Partners, LP (“we,” “our,” “us,” the “Partnership”) is a publicly held Delaware limited partnership formed in July 2011 that engages in the acquisition, exploitation and development of producing oil and natural gas properties in North America, with a focus on enhanced oil recovery ("EOR"). Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company. Our limited partner units ("common units") are traded on the NASDAQ Global Select Market under the symbol “MCEP”.
Our properties are located primarily in the Mid-Continent and Permian Basin regions of the United States in five core areas: Southern Oklahoma, Northeastern Oklahoma, parts of Oklahoma, Colorado and Texas within the Hugoton, upper Texas Gulf Coast and West Texas within the Eastern Shelf of the Permian. Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.
As of December 31, 2014, our total estimated proved reserves were approximately 23.2 MMBoe, of which approximately 95% were oil and 77% were proved developed, both on a Boe basis. As of December 31, 2014, we operated 99% of our properties through our affiliate, Mid-Con Energy Operating, and 64% of our properties were being produced under waterflood, in each instance on a Boe basis. Our average net production for the month ended December 31, 2014 was approximately 4,557 Boe per day and our total estimated proved reserves had an average reserve-to-production ratio of approximately 14 years.
We are an “emerging growth company” as defined in Section 101 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.
Developments in 2014
Acquisitions
During November 2014, we acquired multiple oil properties located in Coke, Coleman, Fisher, Haskell, Jones, Kent, Nolan, Runnels, Stonewall, Taylor, and Tom Green Counties, Texas for a purchase price of approximately $117.6 million, subject to customary post-closing adjustments. The acquisition was primarily funded with borrowings under our revolving credit facility of approximately $21.6 million and through the issuance of 5,800,000 common units to the public at a price of $17.27 per common unit, for an approximate value of $96.0 million, net of offering costs.
During August 2014, we acquired from our affiliate, Mid-Con Energy III, LLC, a certain oil property located in Creek County, Oklahoma for an aggregate purchase price of approximately $56.5 million. The acquisition was funded with borrowings under our revolving credit facility of approximately $4.5 million in cash and the issuance to Mid-Con Energy III, LLC of 2,214,659 common units having an approximate value of $52.0 million.
Also during August 2014, we acquired a waterflood unit in Liberty County, Texas for an aggregate purchase price of approximately $18.9 million. The acquisition was financed with borrowings under our revolving credit facility.
During May 2014, we acquired additional working interest in some of our Southern Oklahoma core area properties for approximately $7.3 million. The acquisition was financed with borrowings under our revolving credit facility.
During February 2014, we acquired from our affiliate, Mid-Con Energy III, LLC, certain oil properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas for an aggregate purchase price of approximately $41.0 million. The transaction was primarily funded with borrowings under our revolving credit facility of approximately $7.0 million and the issuance of 1,500,000 common units to Mid-Con Energy III, LLC having an approximate value of $34.0 million.

Public Offering of Additional Units
On November 11, 2014 we completed a public offering of 5,800,000 common units. The common units were sold to the public at a price of $17.27 per common unit. We used the proceeds of approximately $96.0 million, net of offering costs, to purchase properties in Coke, Coleman, Fisher, Haskell, Jones, Kent, Nolan, Runnels, Stonewall, Taylor, and Tom Green Counties, Texas ("Permian") for an aggregate purchase price of approximately $117.6 million.

Appointment and Departure of Certain Officers
Mr. S. Craig George resigned from his role as Executive Chairman of the Board, effective August 1, 2014. Mr. George remains a Director of the Board.
Effective August 1, 2014 the executive officer positions were changed as below:

•	Mr. Charles R. Olmstead assumed the position of Executive Chairman of the Board;

•	Mr. Jeffrey R. Olmstead assumed the position of Chief Executive Officer, while remaining as a Director of the Board;

•	Dr. Michael L. Wiggins assumed the position of President & Chief Engineer, while remaining as a Director of the Board; and

•	Mr. Michael D. Peterson was named to the position of Chief Financial Officer.
Other
During April 2014, the borrowing base under the revolving credit facility was increased from $150.0 million to $170.0 million. During August 2014, the borrowing base under the revolving credit facility was increased from $170.0 million to $190.0 million. No other material terms of the original credit agreement were amended.
During November 2014, the borrowing base under the revolving credit facility was increased from $190.0 million to $240.0 million. The amendment added MUFG Union Bank, N.A. and Frost Bank as additional lenders. No other material terms of the original credit agreement were amended.
During February 2015, the revolving credit facility was amended to allow our EBITDAX calculation, as defined in section 7.13 of the original revolving credit agreement, to reflect the net cash flows attributable to the restructured commodity derivative contracts that occurred during January 2015 for the periods of the first quarter 2015 through the third quarter of 2016.
Business Environment
The markets for oil, natural gas, and NGLs have been volatile currently and historically and may continue to be volatile in the future, which means that the price of oil can fluctuate widely. Sustained periods of low prices for oil could materially and adversely affect our financial position, our results of operations, the quantities of oil reserves that we can economically produce and our access to capital.
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
Critical Accounting Policies and Estimates
Oil and Natural Gas Reserves
Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. The estimates of our proved reserves as of December 31, 2014 are based on reserve reports prepared by our reservoir engineering staff and audited by Cawley, Gillespie & Associates, Inc. The estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years.
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
We recognize all of our derivative contracts as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative contract depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative contracts that are designated and qualify as hedging instruments, we designated the hedging instrument, based on the exposure being hedged, as either a fair value hedge or a cash flow hedge. For derivative contracts not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. None of our derivatives were designated as a hedging instrument during the twelve months ended December 31, 2014, 2013 and 2012.

Results of Operations
The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
Revenues (in thousands):
Oil sales	$96,127	$85,080	$60,887
Natural gas sales	784	656	674
Net settlements on derivatives	891	288	3,710
Gain (loss) on unsettled derivatives, net	28,470	(5,963)	2,004
Total revenues	$126,272	$80,061	$67,275
Operating costs and expenses (in thousands):
Lease operating expenses	$26,091	$16,366	$10,948
Oil and natural gas production taxes	6,325	3,817	1,965
Impairment of proved oil and natural gas properties	30,206	1,578	1,296
Depreciation, depletion and amortization	21,877	14,421	10,324
General and administrative (1)	14,313	12,244	11,000
Interest expense	4,731	3,282	1,764
Production: (Unaudited)
Oil (MBbls)	1,112	907	678
Natural gas (MMcf)	157	128	122
Total (MBoe)	1,138	928	698
Average net production (Boe/d)	3,118	2,542	1,907
Average sales price: (Unaudited)
Oil (per Bbl):
Sales price	$86.45	$93.80	$89.80
Effect of net settlements on commodity derivative instruments	$0.80	$0.32	$5.47
Realized oil price after derivatives	$87.25	$94.12	$95.27
Natural gas (per Mcf):
Sales price (2)	$4.99	$5.13	$5.52
Average unit costs per Boe: (Unaudited)
Lease operating expenses	$22.93	$17.64	$15.68
Oil and gas production taxes	$5.56	$4.11	$2.82
Depreciation, depletion and amortization	$19.22	$15.54	$14.79
General and administrative expenses	$12.58	$13.19	$15.76

(1)	General and administrative expenses include non-cash equity-based compensation of $7.4 million, $6.4 million, and $6.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Natural gas sales price per Mcf includes the sale of natural gas liquids.

Factors Affecting the Comparability of the Historical Financial Results
The comparability of our results of operations among the periods presented is impacted by:

•	The drilling of 39 wells in 2012, 31 wells in 2013 and 52 wells in 2014 on our properties;

•	Our acquisition in June 2012 of properties in Northeastern Oklahoma and additional working interests in Southern Oklahoma for approximately $16.4 million;

•	Our acquisition in October 2012 of additional working interests in the War Party I and II Units for approximately $3.7 million;

•	Our acquisition in November 2012 of the Clawson Ranch Waterflood Unit for approximately $28.9 million;

•
Our acquisition in May 2013 of additional working interests in our Cushing properties located in the Northeastern Oklahoma core area and certain Southern Oklahoma units for approximately $27.4 million.

•
Our acquisition in February 2014 from our affiliate Mid-Con Energy III, LLC, of certain oil properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas for approximately $41.0 million.

•	Our acquisition in May 2014 of additional working interest in some of our Southern Oklahoma core area properties for approximately $7.3 million.

•	Our acquisition in August 2014 of a waterflood unit in Liberty County, Texas for approximately $18.9 million.

•	Our acquisition in August 2014 from our affiliate Mid-Con Energy III, LLC, of an oil property located in Creek County, Oklahoma for approximately $56.5 million.

•
Our acquisition in November 2014 of multiple oil properties located in Coke, Coleman, Fisher, Haskell, Jones, Kent, Nolan, Runnels, Stonewall, Taylor, and Tom Green Counties, Texas ("Permian") for approximately $117.6 million.

As a result of the factors listed above, historical results of operations and period-to-period comparisons of these results and certain financial data may not be comparable or indicative of future results.
Year Ended December 31, 2014 Compared with Year Ended December 31, 2013.
Net income was approximately $22.5 million for the year ended December 31, 2014 compared to approximately $28.2 million for the year ended December 31, 2013, a decrease of approximately $5.7 million. The change was primarily attributable to higher impairment charges to our oil and natural gas properties along with higher lease operating expenses and higher depreciation, depletion and amortization ("DD&A") expense. Partially offsetting these unfavorable costs was the favorable net impact of changes in the mark-to-market value of our unsettled derivative contracts and an increase in oil production during 2014.
Sales Revenues. Revenues from oil and natural gas sales for the year ended December 31, 2014 were approximately $96.9 million as compared to approximately $85.7 million for the year ended December 31, 2013. The increase in revenues was driven primarily by year over year production growth which includes incremental volumes from acquisitions of properties in 2014, partially offset by the negative effect of lower oil and gas prices.
On average, our production volumes for the year ended December 31, 2014 were approximately 1,138 MBoe, or approximately 3,118 Boe per day. In comparison, our total production volumes for the year ended December 31, 2013 were approximately 928 MBoe, or approximately 2,542 Boe per day on average. Our legacy assets' production declined due to the natural declines and converting some producers to injectors but was offset by the production from the acquisitions of oil properties in 2014 and the favorable impact of our drilling and recompletion efforts in 2014. Our average sales price per barrel of oil, excluding commodity derivative contracts, for the year ended December 31, 2014 was $86.45, compared with $93.80 for the year ended December 31, 2013.
Effects of Commodity Derivative Contracts. We utilize NYMEX contracts to hedge against changes in commodity prices. We use certain pricing models to determine the fair value of our derivative contracts. Inputs to the pricing models include market quotes and pricing analysis. See Note 5, Note 6 and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," for additional information about our commodity derivatives. To the extent the future commodity price outlook increases or decreases between measurement periods, we will have losses and gains, respectively, on our unsettled derivative contracts. Due to the period change in the mark-to-market value of these contracts, we recorded a net gain from our commodity hedging instruments for the year ended December 31, 2014 of approximately $29.4 million, which was composed of a non-cash gain on unsettled derivate contracts of approximately $28.5 million, resulting from the decline in future commodity prices, and approximately a $0.9 million gain on net cash settlements of derivative contracts. For the year ended December 31, 2013, we recorded a net loss from our commodity hedging instruments of approximately $5.7 million, which was composed of a non-

cash loss on unsettled derivative contracts of approximately $6.0 million and a gain of approximately $0.3 million on net cash settlements of derivative contracts.
Lease Operating Expenses. Our lease operating expenses were approximately $26.1 million for the year ended December 31, 2014, or $22.93 per Boe, compared to approximately $16.4 million for the year ended December 31, 2013, or approximately $17.64 per Boe. The increase in total lease operating expenses for the year ended December 31, 2014 was primarily attributable to the acquisition of additional oil properties in 2014 and the additional number of producing wells resulting from our drilling and recompletion programs. In 2014, the increase in average costs per Boe reflects higher costs of operations in comparison to the proportional increases in production in our Hugoton and Southern Oklahoma core areas. In addition, the average lease operating expenses per Boe was higher due to additional workover costs related to non-recurring expenses of approximately $1.3 million on a year to year comparison. Ad valorem taxes are also included in lease operating expenses and the taxes are levied on our properties in Colorado and Texas and are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts.
Production Taxes. Production taxes are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts. Our production taxes were approximately $6.3 million for the year ended December 31, 2014, or approximately $5.56 per Boe for an effective tax rate of approximately 6.5%, compared to approximately $3.8 million for the year ended December 31, 2013, or approximately $4.11 per Boe for an effective tax rate of approximately 4.5%. The increase in both production taxes and the rate per Boe during 2014 was directly related to the expiration of a reduced production tax rate on a majority of our production that qualified for the Oklahoma Enhanced Recovery Project Gross Production Tax Exemption. The tax exemption was in effect for the majority of our production from Southern Oklahoma properties in 2013. Also, the acquisition of additional properties during 2014 added to the increase in production taxes.
Impairment Expense. We review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. If the carrying amount exceeds the property's estimated fair value, we adjust the carrying amount of the property to fair value through a charge to impairment expense. For the year ended December 31, 2014, we recorded approximately $30.2 million on non-cash impairment charge primarily in our Hugoton core area and also in our Southern Oklahoma core area due to reduced recoverable reserve estimates from current forward oil pricing. For the year ended December 31, 2013, we recorded approximately $1.6 million on non-cash impairment charge within our miscellaneous core area properties due to reduced recoverable reserve estimates.
Depreciation, Depletion and Amortization Expenses. Our DD&A expenses on producing properties for the year ended December 31, 2014 were approximately $21.9 million, or approximately $19.22 per Boe produced, compared to approximately $14.4 million, or approximately $15.54 per Boe produced, for the year ended December 31, 2013. The increase in DD&A was primarily due to the increase in the total asset value of our oil and natural gas properties along with increased production from the acquisitions of additional oil properties in 2014. The increase in DD&A per Boe was is due to a reduction in reserves in some of our legacy assets and higher depletion rates of the properties acquired in 2014 compared to our legacy assets.
General and Administrative Expenses. Our general and administrative expenses were approximately $14.3 million for the year ended December 31, 2014, or approximately $12.58 per Boe produced compared to approximately $12.2 million for the year ended December 31, 2013 or approximately $13.19 per Boe produced. The overall increase in general and administrative expenses for the year ended December 31, 2014 was primarily due to an increase in compensation costs related to our non-cash equity based compensation plan in addition to higher non-recurring legal and professional service costs related to our acquisitions in 2014 and filing our registration statement and related amendments. Non-cash equity based compensation expense was $7.4 million and $6.4 million for the years ended December 31, 2014 and 2013, respectively. The decrease in total general and administrative expenses per Boe was attributable to increased production in 2014.
Interest Expense. Our interest expense for the year ended December 31, 2014 was approximately $4.7 million, compared to approximately $3.3 million for the year ended December 31, 2013. The increase in interest expense in 2014 compared to 2013 was due to higher borrowings outstanding from our revolving credit facility resulting from acquisitions in 2014.

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
Effects of Commodity Derivative Contracts. We utilize NYMEX contracts to hedge against changes in commodity prices. We use certain pricing models to determine the fair value of our derivative contracts. Inputs to the pricing models include market quotes and pricing analysis. See Note 5, Note 6 and Item 7A. "Quantitative and Qualitative Disclosures About Market Risk," for additional information about our commodity derivatives. To the extent the future commodity price outlook increases or decreases between measurement periods, we will have losses and gains, respectively, on our unsettled derivative contracts. Due to the period change in the mark-to-market value of these contracts, we recorded a net loss from our commodity hedging program for the year ended December 31, 2013 of approximately $5.7 million, which was composed of a non-cash loss on unsettled derivative contracts of approximately $6.0 million and a gain of approximately $0.3 million on net cash settlements of derivative contracts. For the year ended December 31, 2012, we recorded a net gain from our commodity hedging program of approximately $5.7 million, which was composed of a gain of approximately $3.7 million on net cash settlements of derivative contracts and a non-cash gain of approximately $2.0 million on unsettled derivative contracts.
Lease Operating Expenses. Our lease operating expenses were approximately $16.4 million for the year ended December 31, 2013, or $17.64 per Boe, compared to approximately $10.9 million for the year ended December 31, 2012, or approximately $15.68 per Boe. The increase in total lease operating expenses for the year ended December 31, 2013 primarily reflects increased oil field service costs and electricity costs resulting from the additional number of producing wells in 2013 and the additional oil properties and working interest acquired during 2012 and 2013. In 2013, the increase in average costs per Boe was primarily due to the higher costs of operations in our Hugoton and Northeastern Oklahoma core areas from acquisitions in October 2012 and May 2013, respectively, and due to workovers and one-time well servicing costs in both areas. Ad valorem taxes are also included in lease operating expenses and the taxes are levied on our properties in Colorado and are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts, and a percentage of production equipment value.
Production Taxes. Production taxes are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts. Our production taxes were approximately $3.8 million for the year ended December 31, 2013, or approximately $4.11 per Boe for an effective tax rate of approximately 4.5%, compared to approximately $2.0 million for the year ended December 31, 2012, or approximately $2.82 per Boe for an effective tax rate of approximately 3.2%. The increase in production taxes during 2013 was directly related to higher oil and natural gas revenues driven by increased production and higher oil prices. The per Boe increase in production taxes compared to 2012 was primarily due to (i) increase in oil and gas revenues for 2013, and (ii) receipt of a prior period production tax credit adjustment of $0.5 million received in 2012 for one of our Southern Oklahoma units. The adjustment was due to the Enhanced Recovery Project Gross Production Tax Exemption in Oklahoma through which a portion of our wells receive a reduced tax rate.
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
Depreciation, Depletion and Amortization Expenses. Our DD&A on producing properties for the year ended December 31, 2013 were approximately $14.4 million, or approximately $15.54 per Boe produced, compared to approximately $10.3 million,  or approximately $14.79 per Boe produced, for the year ended December 31, 2012. The increase in DD&A was primarily due to the increase in total asset value of the oil and natural gas properties from our drilling program and from the acquisitions of properties and additional working interests in our Hugoton, Southern and Northeastern Oklahoma core areas during 2012 and 2013.
General and Administrative Expenses. Our general and administrative expenses were approximately $12.2 million for the year ended December 31, 2013, or approximately $13.19 per Boe produced compared to approximately $11.0 million for the year ended December 31, 2012 or approximately $15.76 per Boe produced. The overall increase in general and administrative expenses for the year ended December 31, 2013 was primarily due to additional payroll expenses associated with hiring additional staff, merit increases and bonuses. Non-cash equity based compensation expense was $6.4 million and $6.3 million for 2013 and 2012, respectively. The decrease in total general and administrative expenses per Boe was attributable to increased production in 2013.
Interest Expense. Our interest expense for the year ended December 31, 2013 was approximately $3.3 million, compared to approximately $1.8 million for the year ended December 31, 2012. The increase was due to higher borrowings outstanding from our revolving credit facility during 2013.
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
Crude oil prices have fallen to five-year lows, potentially impacting the way we conduct business. We have implemented a number of adjustments for the upcoming year to strengthen our competitive position. In addition to restructuring our commodity derivative contracts in January 2015 to provide greater oil price protection over a longer period of time, we are aggressively pursuing costs reductions in order to improve profitability. See Note 15 to the Consolidated Financial Statements included in "Item 8 Financial Statements and Supplementary Data" for more information concerning the restructuring of our commodity derivative contracts in January 2015.
Our liquidity position as of December 31, 2014 consisted of approximately $3.2 million of available cash, and $35.0 million of available borrowings under our revolving credit facility. Our primary use of capital has been for the acquisition and the development of oil and natural gas properties. Our future success in growing reserves and production volumes will be highly dependent on the capital resources available and our success in drilling for or acquiring additional reserves. As we pursue profitable reserves and production growth, we continually monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our revolving credit facility.

During April and August 2014, our borrowing base under the revolving credit facility was increased from $150.0 million to $170.0 million and from $170.0 million to $190.0 million, respectively. No other material terms of the original credit agreement were amended. During November 2014, our borrowing base under the revolving credit facility was increased from $190.0 million to $240.0 million. The amendment added MUFG Union Bank, N.A. and Frost Bank as additional lenders. No other material terms of the original credit agreement were amended.
As of December 31, 2014, our $250 million revolving credit facility had a remaining borrowing capacity of $35.0 million ($240.0 million borrowing base less $205.0 million of outstanding borrowings). The borrowing base is re-determined on or about April 30 and October 31 of each year. See Note 8 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about our revolving credit facility.
Cash Flow
Cash flow provided by (used in) each type of activity was as follows:

	Year Ended December 31,
	2014	2013	2012
Operating activities	$50,464	$56,634	$47,717
Investing activities	(189,323)	(50,423)	(72,539)
Financing activities	140,657	(5,830)	25,647
Operating Activities. Net cash provided by operating activities was approximately $50.5 million, $56.6 million and $47.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The $6.1 million decrease from December 31,

2013 to December 31, 2014 was primarily attributable to increased oil sales offset by higher lease operating expenses, production taxes, and an increase in working capital primarily related to receivables from working capital settlement receivables from our November acquisition and from our commodity derivative contracts. The increase in expenses, receivables and prepayments were offset by higher oil and natural gas revenues in 2014 which were driven by higher production. The $8.9 million increase from December 31, 2012 to December 31, 2013 was primarily due to higher revenues generated by higher production volumes and higher oil prices, partially offset by a decrease in cash settlements of derivatives, higher lease operating expenses and higher production taxes.
Investing Activities. Net cash used in investing activities was approximately $189.3 million, $50.4 million, and $72.5 million for the years ended December 31, 2014, 2013, and 2012, respectively. Cash used in investing activities during the twelve months ended December 31, 2014 included approximately $155.4 million for the acquisition of oil properties and additional working interests. Cash related to the acquisitions in 2014 included approximately $7.0 million and $4.5 million for the properties acquired from our affiliate Mid-Con Energy III, LLC in February and August, respectively, the acquisition of working interest in our Southern Oklahoma core area in May for approximately $7.3 million, the Liberty County waterflood unit acquired in August for approximately $18.9 million, and the Permian properties acquired in November 2014 for approximately $117.6 million. Other small acquisitions totaled $0.1 million in 2014. We also spent approximately $34.3 million on capital expenditures, primarily for drilling, development and completion activities. Cash used in investing activities during 2013 included $27.4 million for the purchase of additional working interest in the Cushing properties and certain Southern Oklahoma properties. We also spent $22.4 million on capital expenditures, primarily for drilling, development and completion activities. Net cash used in investing activities during 2012 included $48.6 million for the purchase of certain oil properties in Northeastern Oklahoma and additional working interest in our existing units in Southern Oklahoma. We also spent $24.0 million on capital expenditures, primarily for drilling activities.
Financing Activities. Our cash flows from financing activities consisted primarily of proceeds from and payments on our revolving credit facility, proceeds from the issuance of common units, and distributions to unitholders. Net cash provided by and (used in) financing activities was approximately $140.6 million, ($5.8 million), and $25.6 million for the year ended December 31, 2014, 2013 and 2012, respectively. During the year ending December 31, 2014 cash provided by financing activities included net proceeds of approximately $96.0 million from our November equity offering which was used to finance the acquisition of multiple oil properties in the Permian, approximately $93.0 million of net proceeds from our revolving credit facility which were used to finance all of our acquisitions during the year and approximately $44.6 million of distributions to unitholders. During the year ending December 31, 2013 cash used in financing activities included distributions to unitholders of approximately $39.8 million and net proceeds from our revolving credit facility of approximately $34.0 million which were used to finance the acquisition of additional working interest in our Northeastern Oklahoma and Southern Oklahoma core areas, and to develop capital projects. During the year ended December 31, 2012, we received net proceeds from our revolving credit facility of approximately $33.0 million in addition to proceeds of $20.4 million from the sale of our common units which were used to finance the purchase of certain oil properties located in our Northeastern Oklahoma core area and certain working interests in our existing units in the Southern Oklahoma core area, develop capital projects and to pay down our line of credit. Conversely, we made distributions to unitholders of approximately $27.7 million.
Capital Requirements
Our business requires continual investment to upgrade or enhance existing operations in order to increase and maintain our production and the size of our asset base. The primary purpose of growth capital is to acquire, develop and produce assets that allow us to increase our production levels and asset base. Given the current commodity pricing situation that has oil prices at a five year low, we have limited capital spending to include only the most attractive development projects with a more conservative approach than in prior years. We are actively engaged in the acquisition of oil and natural gas properties and through our focus on returns, we expect to be well positioned to capitalize on attractive acquisition opportunities in the current oil price environment. To date, we have funded acquisition transactions through a combination of cash, available borrowing capacity under our current revolving credit facility and through the issuance of equity. We expect to finance any significant acquisition of oil and natural gas properties in 2015 through the issuance of equity, debt financing or borrowings under our revolving credit facility.
In 2014, our capital spending program for the development, growth and maintenance of our oil and natural gas properties, including projects for our properties acquired in 2013 and 2014, was approximately $33.8 million. We currently expect 2015 spending to be approximately $14.4 million. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.
Acquisitions. Our acquisitions of oil and natural gas properties totaled approximately $241.4 million and $28.1 million during the years ended December 31, 2014 and 2013, respectively. The significant acquisitions in 2014 are related to the properties acquired from our affiliate Mid-Con Energy III, LLC in February and August, the Liberty County waterflood unit acquisition in August, and the Permian properties acquired in November 2014. See Note 3 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding our acquisitions.
During May 2013, we acquired additional working interests in our Cushing properties located in the Northeastern Oklahoma core area and in certain Southern Oklahoma units. We paid approximately $27.4 million in aggregate consideration for the interests and the transaction was financed using proceeds from our revolving credit facility.
Revolving Credit Facility
We have a $250.0 million senior secure revolving credit facility that expires in November 2018. Borrowings under the revolving credit facility may not exceed our current borrowing base of $240.0 million as determined at November 17, 2014.
Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At December 31, 2014, we had approximately $35.0 million of borrowings outstanding under the revolving credit facility. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0. We were in compliance with these covenants as of and during the year ended December 31, 2014.
Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election: (i) the greater of the prime rate of the Royal Bank of Canada, the federal funds effective rate plus 0.50%, and the one month adjusted London Interbank Offered Rate ("LIBOR") plus 1.0%, all of which are subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. For the year ended December 31, 2014, the average effective rate was approximately 2.8%. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

The borrowing base is determined by the lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other matters that may vary. The borrowing base is subject to scheduled redeterminations on or about April 30 and October 31 of each year with an additional redetermination during the period between each scheduled borrowing base determination, either at our request or at the request of the lenders. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a commodity derivative contract.

During 2013, our borrowing base under the revolving credit facility was increased from $130.0 million to $150.0 million and the Bank of Nova Scotia ("Scotiabank") was added to the lender group. Effective with this increase, the maturity terms of our revolving credit facility were extended to November 2018. No other material terms of the original credit agreement were amended.
During April and August 2014, our borrowing base under the revolving credit facility was increased from $150.0 million to $170.0 million and from $170.0 million to $190.0 million, respectively. No other material terms of the original credit agreement were amended. During November 2014, our borrowing base under the revolving credit facility was increased from $190.0 million to $240.0 million. The amendment added MUFG Union Bank, N.A. and Frost Bank as additional lenders. No other material terms of the original credit agreement were amended. See Note 8 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about our revolving credit facility.
Derivative Contracts
At December 31, 2014, our open commodity derivative contracts were in a net asset position with a fair value of approximately $27.0 million. All of our commodity derivative contracts are with major financial institutions that are also members of our banking group. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments under lower commodity prices and we could incur a loss. As of December 31, 2014, all of our counterparties have performed pursuant to their commodity derivative contracts.
At December 31, 2014, all of our derivative contracts for 2015 and 2016 are composed of swaps with fixed settlements. Specifically for commodity price swap agreements, we agree to pay an adjustable or floating price tied to an agreed upon index for the commodity. These instruments limit our exposure to declines in prices, but also limit the benefits if prices increase. We do not designate commodity derivative contracts as hedges for accounting purposes; therefore, the mark-to-market adjustment reflecting the change in the fair value of unsettled derivative contracts is recorded in current period earnings as a net non-cash gain or loss on unsettled derivatives. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash gains or losses due to changes in the fair value of our commodity derivative contracts. Net settlement gains or losses on derivative contracts only arise from net payments made or received on monthly settlements or if a commodity derivative contract is terminated prior to its expiration and are reported as net settlements on derivatives in the unaudited consolidated statement of operations.
See Note 5 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding our derivative contracts.

Our risk management program is intended to reduce our exposure to commodity prices and interest rates and to assist with stabilizing cash flows. Accordingly, we utilize derivative financial instruments to manage our exposure to commodity price fluctuations and fluctuations in location differences between published index prices and the NYMEX futures prices. Our policies do not permit the use of derivatives for speculative purposes. As of December 31, 2014, we have commodity derivative contracts covering approximately 44% and 2% of our calendar years 2015 and 2016 average daily oil production (as estimated from the projection of our oil production in our audited proved reserves as of December 31, 2014).

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2014. The contractual obligations we will actually pay in future periods may vary from those reflected in the table because the estimates and assumptions are subjective.

	2015	2016	2017	2018	Total
Long-term debt (1)	$—	$—	$—	$205,000	$205,000
Interest on long-term debt (2)	5,740	5,740	5,740	4,859	22,079
Total	$5,740	$5,740	$5,740	$209,859	$227,079

(1)	For purposes of this table, we have assumed that the borrowings under our revolving credit facility as of December 31, 2014 will not be repaid until the maturity date on November 5, 2018.

(2)
Interest obligation for borrowings under our revolving credit facility assumes borrowings outstanding at December 31, 2014 will remain outstanding until the maturity date of the facility. The interest obligation is based on a 2.8% borrowing rate at December 31, 2014.

Our ARO is not included in the table above given the uncertainty regarding the actual timing of such expenditures. The total amount of our ARO at December 31, 2014 is $7.4 million.
Off–Balance Sheet Arrangements
As of December 31, 2014, we had no off–balance sheet arrangements.
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

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360), that changes the criteria for reporting discontinued operations and enhances disclosures in this area. The standard is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. The Company is evaluating the impact of this new guidance and does not expect it to have a significant impact on the consolidated financial statements.

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
Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. The fair value of our oil commodity contracts and swaps at December 31, 2014 was a net asset of approximately $27.0 million. A 10% change in oil prices, with all other factors held constant, would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil commodity contracts and swaps of approximately $4.1 million. See Note 5 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.
Interest Rate Risk
Our exposure to changes in interest rates relates primarily to debt obligations. At December 31, 2014, we had debt outstanding of $205.0 million, with an effective interest rate of 2.8%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $0.6 million on an annual basis. Our revolving credit facility allows borrowings up to $240.0 million at an interest rate ranging from LIBOR plus 1.75% to LIBOR plus 2.75% or the prime rate plus 0.75% to the prime rate plus 1.75% depending on the amount borrowed. The prime rate will be the United States prime rate as announced from time-to-time by the Royal Bank of Canada. See Note 8 to the Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for additional information.
Counterparty and Customer Credit Risk
We are subject to credit risk due to the concentration of our revenues attributable to a small number of for our current 2014 production. The inability or failure of any of our customers to meet its obligations to us or its insolvency or liquidation may adversely affect our financial results. However, Enterprise, Coffeyville and Plains have positive payment histories. As of December 31, 2014, Enterprise and Plains each have investment grade credit ratings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Mid-Con Energy Partners, LP
We have audited the accompanying consolidated balance sheets of Mid-Con Energy Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows, and changes in equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Con Energy Partners, LP and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
March 3, 2015

Mid-Con Energy Partners, LP and subsidiaries
Consolidated Balance Sheets
(in thousands, except number of units)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,232	$1,434
Accounts receivable:
Oil and natural gas sales	8,051	6,778
Other	4,070	104
Derivative financial instruments	26,202	153
Prepaids and other	652	191
Total current assets	42,207	8,660

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, successful efforts method:
Proved properties	501,191	216,680
Accumulated depletion, depreciation, amortization and impairment	(93,896)	(36,148)
Total property and equipment, net	407,295	180,532
DERIVATIVE FINANCIAL INSTRUMENTS	842	48
OTHER ASSETS	4,284	843
Total assets	$454,628	$190,083

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$3,630	$2,184
Related parties	3,989	2,982
Derivative financial instruments	—	1,627
Accrued liabilities	397	432
Total current liabilities	8,016	7,225

OTHER LONG-TERM LIABILITIES	107	128
LONG-TERM DEBT	205,000	112,000
ASSET RETIREMENT OBLIGATIONS	7,363	3,942
COMMITMENTS AND CONTINGENCIES

EQUITY, per accompanying statements:
Partnership equity:
General partner interest	1,328	1,716
Limited partners-29,166,112 and 19,319,362 units issued and outstanding as of December 31, 2014 and 2013, respectively	232,814	65,072
Total equity	234,142	66,788
Total liabilities and equity	$454,628	$190,083
See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Oil sales	$96,127	$85,080	$60,887
Natural gas sales	784	656	674
Net settlements on derivatives	891	288	3,710
Gain (loss) on unsettled derivatives, net	28,470	(5,963)	2,004
Total revenues	126,272	80,061	67,275
Operating costs and expenses:
Lease operating expenses	26,091	16,366	10,948
Oil and natural gas production taxes	6,325	3,817	1,965
Impairment of proved oil and natural gas properties	30,206	1,578	1,296
Depreciation, depletion and amortization	21,877	14,421	10,324
Accretion of discount on asset retirement obligations	250	173	126
General and administrative	14,313	12,244	11,000
Total operating costs and expenses	99,062	48,599	35,659
Income from operations	27,210	31,462	31,616
Other income (expense):
Interest income and other	13	9	10
Interest expense	(4,731)	(3,282)	(1,764)
Total other expense	(4,718)	(3,273)	(1,754)
Net income	$22,492	$28,189	$29,862
Computation of net income per limited partner unit:
General partner's interest in net income	$354	$518	$584
Limited partners’ interest in net income	$22,138	$27,671	$29,278

Net income per limited partner unit
Basic	$0.98	$1.44	$1.62
Diluted	$0.98	$1.44	$1.62

Weighted average limited partner units outstanding:
Limited partner units (basic)	22,499	19,234	18,049
Limited partner units (diluted)	22,518	19,249	18,049
See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$22,492	$28,189	$29,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,877	14,421	10,324
Debt issuance costs amortization	348	168	131
Accretion of discount on asset retirement obligations	250	173	126
Impairment of proved oil and natural gas properties	30,206	1,578	1,296
(Gain) loss on unsettled derivative instruments, net	(28,470)	5,963	(2,004)
Non-cash equity-based compensation	7,394	6,376	6,323
Changes in operating assets and liabilities:
Accounts receivable	(1,273)	(365)	(1,395)
Other receivables	(3,966)	499	(603)
Prepaids and other	(461)	(526)	2,159
Accounts payable and accrued liabilities	2,067	158	1,498
Net cash provided by operating activities	50,464	56,634	47,717
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(33,969)	(22,366)	(23,960)
Acquisitions of oil and natural gas properties	(155,354)	(28,057)	(48,579)
Net cash used in investing activities	(189,323)	(50,423)	(72,539)
Cash Flows from Financing Activities:
Proceeds from line of credit	168,000	105,000	80,800
Payments on line of credit	(75,000)	(71,000)	(47,800)
Issuance of common units	96,010	—	20,352
Distributions paid	(44,564)	(39,830)	(27,705)
Debt issuance costs	(3,789)	—	—
Net cash provided by (used in) financing activities	140,657	(5,830)	25,647
Net increase in cash and cash equivalents	1,798	381	825
Beginning cash and cash equivalents	1,434	1,053	228
Ending cash and cash equivalents	$3,232	$1,434	$1,053

Supplemental Cash Flow Information:
Cash paid for interest	$4,600	$2,803	$1,561
Non-Cash Investing and Financing Activities:
Accrued capital expenditures - oil and natural gas properties	$1,277	$926	$1,005
Common units issued - acquisition of oil properties	$86,001	$—	$—
See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Consolidated Statement of Changes in Equity
(In thousands)

	General Partner	Limited Partner		Total Equity
		Units	Amount
Balance, December 31, 2011	$1,299	17,640	$42,050	$43,349
Equity-based compensation	119	351	6,204	6,323
Issuance of limited partner units	378	1,000	19,974	20,352
Distributions	(537)	—	(27,168)	(27,705)
Net income	555	—	29,307	29,862
Balance, December 31, 2012	$1,814	18,991	$70,367	$72,181
Equity-based compensation	115	328	6,133	6,248
Issuance of limited partner units	—	—	—	—
Distributions	(731)	—	(39,099)	(39,830)
Net income	518	—	27,671	28,189
Balance, December 31, 2013	$1,716	19,319	$65,072	$66,788
Equity-based compensation	—	332	7,415	7,415
Issuance of limited partner units - acquisitions	—	3,715	86,001	86,001
Issuance of limited partner units, net of offering costs	—	5,800	96,010	96,010
Distributions	(742)	—	(43,822)	(44,564)
Net income	354	—	22,138	22,492
Balance, December 31, 2014	$1,328	29,166	$232,814	$234,142

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Notes to Consolidated Financial Statements
Note 1. Organization and Nature of Operations
Mid-Con Energy Partners, LP (“we,” “our,” “us,” the “Partnership,” the "Company") is a publicly held Delaware limited partnership formed in July 2011 that engages in the ownership, acquisition, exploitation and development of producing oil and natural gas properties in North America, with a focus on enhanced oil recovery. Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company. Our limited partner units ("common units") are traded on the NASDAQ Global Select Market under the symbol “MCEP.”
Note 2. Summary of Significant Accounting Policies
Basis of presentation and principles of consolidation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2014 and 2013. These financial statements also include the results of our operations, cash flows and changes in equity for the years ended December 31, 2014, 2013 and 2012.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions and account balances have been eliminated.
We aggregate all of our oil and natural gas properties into one business segment engaged in the exploitation, development and production of oil and natural gas properties.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant items subject to those estimates and assumptions include: depletion of oil and natural gas properties which is determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Other significant estimates include, but are not limited to, asset retirement obligations, fair value of assets acquired and liabilities assumed in business combinations, fair value of derivative financial instruments, and fair value of equity-based compensation.
Cash and cash equivalents
We consider all cash on hand, depository accounts held by banks and money market accounts with an original maturity of three months or less to be cash equivalents. We have not experienced any losses in such accounts.
Accounts receivable
Accounts receivable are generated from the sale of oil and natural gas to various customers. We routinely assess the financial strength of our customers and bad debts are recorded based on an account–by–account review after all means of collection have been exhausted, and the potential recovery is considered remote. As of December 31, 2014 and 2013, we did not have any reserves for doubtful accounts, and we did not incur any expenses related to bad debts in any period presented.
Revenue recognition
We follow the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on our share of actual proceeds from oil and gas sold to purchasers. Natural gas revenues would not have been significantly altered for the period presented had the entitlements method of recognizing natural gas revenues been utilized. If reserves are not sufficient to recover natural gas overtake positions, a liability is recorded. We had no significant natural gas imbalances at December 31, 2014 or 2013.

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
Impairment of Long-Lived Assets
We review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. The impairment provision is based on the excess of carrying value over fair value. Fair value is defined as the present value of the estimated future net revenues from production of total proved and risk-adjusted probable and possible oil and natural gas reserves over the economic life of the reserves based on our expectations of future oil and gas prices and costs. We review our oil and natural gas properties by amortization base (field) or by individual well for those wells not constituting part of an amortization base.
For the year ended December 31, 2014, 2013 and 2012, we recorded non-cash impairment charges of approximately $30.2 million, $1.6 million, and $1.3 million, respectively, related to our oil and natural gas properties due to reduced recoverable reserve estimates due to a steep decline in commodity prices. These non-cash charges are included in "Impairment of proved oil and natural gas properties” line item in the accompanying consolidated statements of operations and "Accumulated depletion, depreciation, amortization and impairment" line item in the accompanying consolidated balance sheets. During 2014, we reclassified approximately $5.7 million of impairments recognized in periods prior to 2014 from the 'Proved properties" line item to the "Accumulated depletion, depreciation, amortization and impairment" line item in the consolidated balance sheets in order to conform to 2014 presentation. These impairments have no impact on our cash flow, liquidity position, or debt covenants. The fair value of the properties was measured by utilizing the estimated cash flow reported in the audited reserve report. This report was adjusted for future oil and natural gas prices, which are based on observable inputs adjusted for basis differentials, which are Level 3 inputs in the fair value hierarchy described in Note 6. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future net cash flows to a single discounted amount. Significant inputs used to determine the fair values of oil and gas properties properties include estimates of reserves, future operating and development costs, future commodity prices and market-based weighted average cost of capital rate. The underlying commodity prices embedded in our estimated cash flow are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices. Furthermore, significant assumptions in valuing the oil and natural gas reserves include the reserve quantities, anticipated drilling and operating costs, anticipated production taxes and future expected oil and natural gas prices. Cash flow estimates for the impairment testing excluded derivative instruments used to mitigate the price risk related to lower future oil and natural gas prices.
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
Inherent to the present value calculation are numerous estimates, assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. We estimate the future plugging and abandonment costs of wells, the ultimate productive life of the properties, a risk adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. Increases in the discounted retirement obligation liability and related oil and natural gas assets resulting from the passage of time will be reflected as additional accretion and depreciation expense in the statements of operations.
Derivatives and hedging
Our risk management program is intended to reduce our exposure to commodity prices and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts to manage our exposure to commodity price fluctuations and fluctuations in location differences between published index prices and the NYMEX futures prices. These transactions are primarily in the form of swaps with fixed settlements. Our policies do not permit the use of derivatives for speculative or trading purposes.
We do not designate commodity derivative contracts as hedges for accounting purposes; therefore, the mark-to-market adjustment reflecting the change in the fair value of unsettled derivative contracts is recorded in current period earnings as a gain or loss on unsettled derivatives. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash income or expenses due to changes in the fair value of our commodity derivative contracts. Net settlement gains or losses on derivative contracts only arise from net payments made or received on monthly settlements or if a commodity derivative contract is terminated prior to its expiration. Pursuant to the accounting standard that permits netting of assets and liabilities where the right of offset exists, we present the fair value of derivative financial instruments on a net basis by counterparty.
Equity-based compensation
The cost of employee services received in exchange for equity instruments is measured based on the grant-date fair value and is recorded as compensation expense over the requisite service period (often the vesting period). Awards subject to performance criteria vest when it is probable that the performance criteria will be met. Compensation expense for these awards is recorded upon vesting, based on their grant-date fair value. Generally, no compensation expense is recognized for equity instruments that do not vest. We recorded equity-based compensation expense of $7.7 million, $6.6 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, which includes non-cash equity based compensation and cash-based compensation costs for employer taxes reimbursed to Mid-Con Energy Operating. The non-cash equity based compensation portion totaled $7.4 million, $6.4 million and $6.3 million for 2014, 2013 and 2012, respectively.
Debt issuance costs
Debt placement costs are stated at cost, net of amortization, which is computed using the straight-line method and recognized as interest expense in the consolidated statements of operations. At December 31, 2014 and 2013, net debt placement costs of approximately $4.3 million and $0.8 million, respectively, are included in "other assets" on the consolidated balance sheets. When debt is retired before its scheduled maturity date, we write off any remaining issuance costs associated with that debt.
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
Net income per limited partner unit
Basic and diluted net income per limited partner unit is determined by dividing net income available to the limited partners, after deducting the general partner’s interest in net income, by the weighted average number of outstanding common units during the period.

Business segment reporting
We operate in one reportable segment: the exploitation, development and production of oil and natural gas properties. All of our operations are located in the United States.

Recently Issued Accounting Standards

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

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (Topics 205 and 360), that changes the criteria for reporting discontinued operations and enhances disclosures in this area. The standard is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted for disposals or for assets classified as held for sale that have not been reported in previously issued financial statements. The Company is evaluating the impact of this new guidance and does not expect it to have a significant impact on the consolidated financial statements.

Note 3. Acquisitions
The following acquisitions were accounted for under the acquisition method of accounting. Accordingly, we conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated fair values on the acquisition dates, while transaction and integration costs associated with the acquisitions were expensed as incurred. The results of all acquisitions have been included in the consolidated financial statements since the acquisition dates.
Permian acquisition
During November 2014, we acquired multiple oil properties located in Coke, Coleman, Fisher, Haskell, Jones, Kent, Nolan, Runnels, Stonewall, Taylor, and Tom Green Counties, Texas ("Permian") for an aggregate purchase price of approximately $117.6 million, subject to customary post-closing purchase price adjustments. The transaction was primarily funded with borrowings under our revolving credit facility of approximately $21.6 million in cash and the issuance of 5,800,000 common units having an approximate value of $96.0 million, net of offering costs.
The recognized fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Fair value of net assets:
Oil properties	$119,438
Total assets acquired	$119,438
Fair value of net liabilities assumed:
Asset retirement obligation	1,851
Fair value of net assets acquired	$117,587

Creek County, Oklahoma acquisition
During August 2014, we acquired from our affiliate, Mid-Con Energy III, LLC, a certain oil property located in Creek County, Oklahoma for an aggregate purchase price of approximately $56.5 million. The transaction was primarily funded with borrowings under our revolving credit facility of approximately $4.5 million in cash and the issuance of 2,214,659 common units having an approximate value of $52.0 million.
The recognized fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Fair value of net assets:
Oil property	$56,979
Total assets acquired	$56,979
Fair value of net liabilities assumed:
Asset retirement obligation	479
Fair value of net assets acquired	$56,500

Liberty County, Texas acquisition
During August 2014, we acquired a waterflood unit in Liberty County, Texas for approximately $18.9 million. The acquisition was financed with borrowings under our revolving credit facility.

Southern Oklahoma acquisition
During May 2014, we acquired additional working interest in some of our Southern Oklahoma core area properties for an aggregate purchase price of approximately $7.3 million. The acquisition was financed with borrowings under our revolving credit facility.

Hugoton acquisition
During February 2014, we acquired from our affiliate, Mid-Con Energy III, LLC, certain oil properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas ("Hugoton") for an aggregate purchase price of approximately $41.0 million. The transaction was primarily funded with borrowings under our revolving credit facility of approximately $7.0 million and the issuance of 1,500,000 common units having an approximate value of $34.0 million.
The recognized fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Fair value of net assets:
Oil properties	$41,589
Total assets acquired	$41,589
Fair value of net liabilities assumed:
Asset retirement obligation	589
Fair value of net assets acquired	$41,000

Other acquisitions
During 2014 we had other various other acquisitions that we paid approximately $0.1 million.

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
The recognized fair values of the assets acquired and liabilities assumed in connection with the acquisition are as follows (in thousands):

Fair value of net assets:
Oil and natural gas properties	$28,318
Total assets acquired	$28,318
Fair value of net liabilities assumed:
Asset retirement obligation	906
Fair value of net assets acquired	$27,412

The following table reflects pro forma revenues, net income and net income per limited partner unit for the year ended December 31, 2014 and 2013, as if the acquisitions of the Permian properties, Creek County property and Hugoton properties had taken place on January 1, 2013. The table also reflects incremental depreciation, depletion and amortization expense using the unit-of-production method related to the oil and natural gas properties acquired, incremental accretion expense related to asset retirement obligations on the oil and natural gas properties acquired, and interest expense related to the incremental debt incurred to fund the acquisitions.

The mid-November and December 2014 values for the Permian properties are reflected in the consolidated statement of operations since we took over operations mid-November. Because we took over the interests at August 1, 2014 for the Creek County property, the values for August and September 2014 are included in the consolidated statement of operations. Because we took over the interests at February 28, 2014 for the Hugoton properties, the values for March 2014 through September 2014 are reflected in the consolidated statement of operations. The unaudited pro forma financial data does not include the results of operations for the Liberty County, Texas, Southern Oklahoma or Northeastern Oklahoma properties, as the results of operations were deemed not to be material. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the period presented or that may be obtained in the future (in thousands):

	Year Ended December 31,
	2014	2013
Revenues	$168,765	$131,230
Net income attributable to limited partners	$39,033	$45,598
Net income per limited partner unit:
Basic	$1.73	$1.99
Diluted	$1.73	$1.99

Note 4. Equity Awards
We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its affiliates, including Mid-Con Energy Operating, LLC. (“Mid-Con Energy Operating”), who perform services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, unrestricted units, restricted units, phantom units, distribution equivalent rights granted with phantom units, and other types of awards, and it is administered by the members of our general partner (the "Founders") and approved by the Board of Directors of the general partner. The Long-Term Incentive Program permits the grant of awards covering an aggregate of 1,764,000 units under the Form S-8 we filed with the SEC on January 25, 2012. If an employee terminates employment prior to the restriction lapse date, the awarded shares are forfeited and canceled and are no longer considered issued and outstanding. The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at December 31, 2014:

Number of Common Units
Approved and authorized awards	1,764,000
Unrestricted units granted	(838,824)
Restricted units granted, net of forfeitures	(172,629)
Phantom units issued, net of forfeitures	(24,833)
Awards available for future grant	727,714

Equity Awards
We account for restricted units as equity awards since these awards will be settled by issuing common units. These restricted units vest over a three-year period and we assume a 10% forfeiture rate. A summary of our restricted units awarded for the years ended December 31, 2014 and 2013 is presented below:

Restricted awards:	Number of Restricted Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2012	55,149	$21.78
Units granted	96,185	$23.86
Units vested	(18,399)	$21.24
Units forfeited	(12,346)	$22.13
Outstanding at December 31, 2013	120,589	$23.35
Units granted	53,375	$23.11
Units vested	(44,430)	$23.09
Units forfeited	(19,734)	$23.64
Outstanding at December 31, 2014	109,800	$23.28

During 2014, we granted 298,450 unrestricted units as equity awards at an average grant date fair value of $21.33 per unit. We account for unrestricted units as equity awards since these awards will be settled by issuing common units.

As of December 31, 2014, there was approximately $1.5 million of unrecognized compensation costs related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

Liability Awards
We account for phantom units issued during 2013 as liability awards due to the Long-Term Incentive Program’s provision allowing the Board of Directors, at its discretion, to settle the award in either cash or common units. The phantom units are an incentive based equity award that will be issued to employees or members of the board of directors over a three-year vesting period subject to attaining certain production target levels. The phantom units are not eligible to receive quarterly distributions until they vest. The fair value of these phantom units is remeasured at the end of each reporting period based on the current market price of our common units discounted for expected forfeitures and distribution payments during the vesting period in addition to an adjustment related to management's expectation of the Partnership's ability to attain the stated production target levels. These costs are reported as a component of general and administrative expense in our consolidated statement of operations and are net of estimated forfeitures. These units are subject to forfeiture and we assume a 10% forfeiture rate. From the initial issuance of the phantom units, we have recorded approximately $0.1 million of compensation expense through December 31, 2014.
Activity related to these phantom units is as follows:

Nonvested phantom awards:	Number of Units
Outstanding at December 31, 2012	—
Units granted	50,000
Units forfeited	(7,000)
Outstanding at December 31, 2013	43,000
Units forfeited	(18,167)
Outstanding at December 31, 2014	24,833

Outstanding units not expected to vest	(21,791)

We recognized $7.7 million, $6.6 million and $6.5 million of total equity-based compensation expense for the years ended December 31, 2014, 2013, and 2012, respectively. These costs are reported as a component of general and administrative expense in our consolidated statement of operations.

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
At December 31, 2014 and 2013, our open positions consisted of crude oil price collar (calls and puts) contracts and crude oil price swap contracts. Under commodity swap agreements, we exchange a stream of payments over time according to specified terms with another counterparty. In a typical commodity swap agreement, we agree to pay an adjustable or floating price tied to an agreed upon index for the oil commodity and in return receive a fixed price based on notional quantities. A collar is a combination of a put purchased by a party and a call option sold by the same party. In a typical collar transaction, if the floating price based on a market index is below the floor price, we receive from the counterparty an amount equal to this difference multiplied by the specified volume. If the floating price exceeds the floor price and is less than the ceiling price, no payment is required by either party. If the floating price exceeds the ceiling price, we must pay the counterparty an amount equal to the difference multiplied by the specific quantity.
We have elected not to designate commodity derivative contracts as hedges for accounting purposes; therefore, the mark-to-market adjustment reflecting the change in the fair value of unsettled derivative contracts is recorded in current period earnings as a gain or loss on unsettled derivatives. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash income or expenses due to changes in the fair value of our commodity derivative contracts. Net settlement gains or losses on derivative contracts only arise from net payments made or received on monthly settlements or if a commodity derivative contract is terminated prior to its expiration. Pursuant to the accounting standard that permits netting of assets and liabilities where the right of offset exists, we present the fair value of derivative financial instruments on a net basis by counterparty. At December 31, 2014 and 2013, we recorded the estimated fair value of the derivative contracts as a net asset of $27.0 million and a net liability of $1.4 million, respectively.
At December 31, 2014, we had the following oil derivative open positions:

Period Covered	Weighted Average Fixed Price	Total Bbls Hedged/day
Swaps - 2015	$93.29	1,932
Swaps - 2016	$90.20	82
At December 31, 2013, we had the following oil derivative positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	NYMEX Index
Swaps - 2014	$93.56			1,973
Swaps - 2015	$90.05			164
Collars - 2015		$85.00	$95.13	123	WTI
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

The following tables summarizes the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2014 and 2013 (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
2014
Assets
Derivative financial instruments - current asset	$26,202	$—	$26,202
Derivative financial instruments - long-term asset	842	—	842
Total	$27,044	$—	$27,044

Liabilities
Derivative financial instruments - current liability	$—	$—	$—
Derivative financial instruments - long-term liability	—	—	—
Total	$—	$—	$—

Net Asset	$27,044	$—	$27,044

	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
2013
Assets
Derivative financial instruments - current asset	$541	$388	$153
Derivative financial instruments - long-term asset	48	—	48
Total	$589	$388	$201

Liabilities
Derivative financial instruments - current liability	$(2,015)	$(388)	$(1,627)
Derivative financial instruments - long-term liability	—	—	—
Total	$(2,015)	$(388)	$(1,627)

Net liability	$(1,426)	$—	$(1,426)

The following table presents the impact of derivative financial instruments and their location within the consolidated statements of operations:

	December 31,
	2014	2013	2012
Net settlements on derivatives	$891	$288	$3,710
Gain (loss) on unsettled derivatives, net	28,470	(5,963)	2,004
Total gain (loss) on derivatives, net	$29,361	$(5,675)	$5,714

Note 6. Fair Value Disclosures
Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash, accounts receivable, and accounts payable approximate their fair values. The carrying amount of long-term debt under our revolving credit facility approximates fair value because the revolving credit facility’s variable interest rate resets frequently and approximates current market rates available to us.
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
When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 during the years ended December 31, 2014, 2013 and 2012.
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
We review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset and reduces the carrying amount of the asset. Estimating future cash flows involves the use of judgments, including estimation of the proved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. For the year ended December 31, 2014, we recorded a non-cash impairment charge of approximately $30.2 million primarily in our Hugoton and in our Southern Oklahoma core areas due to reduced recoverable reserve estimates from current forward oil pricing. For the year ended December 31, 2013 we recorded a non-cash impairment charge of approximately $1.6 million within our miscellaneous core area due to reduced recoverable reserve estimates.

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3
	(in thousands)
December 31, 2014
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative financial instruments- asset	$—	$27,044	$—
Derivative financial instruments- liability	—	—	—
Net financial assets	$—	$27,044	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Asset retirement obligations	$—	$—	$3,171
Impairment of proved oil and gas properties	$—	$—	$30,206

December 31, 2013
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative financial instruments- asset	$—	$201	$—
Derivative financial instruments- liability	—	(1,627)	—
Net financial liabilities	$—	$(1,426)	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Asset retirement obligations	$—	$—	$879
Impairment of proved oil and gas properties	$—	$—	$1,578
Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation techniques or related inputs for the years ended December 31, 2014 and 2013.
Note 7. Asset Retirement Obligations
Our AROs represent the estimated present value of the amount we will incur to plug, abandon and remediate our oil and natural gas properties at the end of their production lives, in accordance with applicable state laws. We determine our ARO by calculating the present value of estimated cash flow related to the liability. Each year we review and to the extent necessary, revise our ARO estimates.
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
Changes in our ARO obligations for the periods indicated are presented in the following table:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Asset retirement obligation - beginning of period	$3,942	$2,890	$1,919
Liabilities incurred for new wells and interest	3,171	1,009	636
Revision of estimates	—	(130)	209
Accretion expense	250	173	126
Asset retirement obligation - end of period	$7,363	$3,942	$2,890

Note 8. Debt
At December 31, 2014, our revolving credit facility consists of a $250.0 million senior secured revolving credit facility that expires in November 2018. Borrowings under the facility may not exceed our current borrowing base of $240.0 million as determined at November 17, 2014. Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At December 31, 2014, we had $205.0 million of borrowings outstanding under the revolving credit facility. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0.
Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election: (i) the greater of the prime rate of the Royal Bank of Canada, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate ("LIBOR") plus 1.0% , all of which are subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. For the year ended December 31, 2014, the average effective rate was approximately 2.8%. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.
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
During 2013, our borrowing base under the revolving credit facility was increased from $130.0 million to $150.0 million and the Bank of Nova Scotia ("Scotiabank") was added to the lender group. Effective with this increase, the maturity terms of our revolving credit facility were extended to November 2018. No other material terms of the original credit agreement were amended. During 2013, in connection with the amendments to our revolving credit facility, we incurred financing fees and expenses of approximately $0.4 million, which will be amortized over the life of the revolving credit facility. Such amortized expenses are recorded in "interest expense" on our consolidated statements of operations.
During April and August 2014, our borrowing base under the revolving credit facility was increased from $150.0 million to $170.0 million and from $170.0 million to $190.0 million, respectively. No other material terms of the original credit agreement were amended. In connection with this amendment to our revolving credit facility, we incurred financing fees and expenses of approximately $0.2 million, which will be amortized over the life of the revolving credit facility. Such amortized expenses are recorded in "interest expense" on our consolidated statements of operations.
During November 2014, our borrowing base under the revolving credit facility was increased from $190.0 million to $240.0 million. The amendment added MUFG Union Bank, N.A. and Frost Bank as additional lenders. No other material terms of the original credit agreement were amended. In connection with this amendment to our revolving credit facility, we incurred financing fees and expenses of approximately $3.6 million, which will be amortized over the life of the revolving credit facility. Such amortized expenses are recorded in "interest expense" on our consolidated statements of operations.
The revolving credit facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the credit agreement, together with accrued interest could be declared immediately due and payable. We were in compliance with these covenants as of and during the year ended December 31, 2014.
Note 9. Commitment and Contingencies
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
Our general partner has entered into employment agreements with the following named employees of our general partner: Jeffrey R. Olmstead, Chief Executive Officer; and Charles R. Olmstead, Executive Chairman of the Board of our general partner. The previous employment agreement with S. Craig George was terminated in August 2014. The employment agreements provide for a term that commenced on August 1, 2011 and automatically renewed on August 1, 2014 for an additional year, unless earlier terminated, and will continue to automatically renew for one-year terms unless either we or the employee gives written notice of termination at least by February 1st preceding any such August 1st. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities, and authority as the board of directors of our general partner may specify from time to time, in roles consistent with such positions that are assigned to him. The agreement stipulates that if there is a change of control, termination of employment with cause or without cause, or death of the executive certain payments will be made to the executive officer. These payments, depending on the reason for termination, currently range from $1.6 million to $1.9 million, including the value of vesting of any outstanding units.
Note 10. Equity
Common Units
At December 31, 2014, the Partnership’s equity consisted of 29,166,112 common units, representing approximately 98.8% in limited partnership interest in us. At December 31, 2013, the Partnership's equity consisted of 19,319,362 common units representing approximately a 98.2% in limited partnership interest in us.
In February 2014 and August 2014, we issued 1,500,000 and 2,214,659 common units, respectively, related to the acquisition of properties from one of our affiliates. See Note 3 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more detail regarding these acquisitions.
Public Offering of Additional Units
During November 2014, we completed a public offering of 5,800,000 common units. The common units were sold to the public at a price of $17.27 per common unit. We received approximately $96.0 million, net of offering costs. These proceeds were used to finance the acquisition of the Permian properties.
Cash Distributions
We intend to continue to make regular cash distributions to unitholders on a quarterly basis, although there is no assurance as to the future cash distributions since they are dependent upon future earnings, cash flows, capital requirements, financial condition and other factors. Our revolving credit facility prohibits us from making cash distributions if any potential default or event of default, as defined in our revolving credit facility, occurs or would result from the cash distribution.
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
The following sets forth the distributions we paid during the years ended December 31, 2014 and 2013:

		Distribution	Total
Date Paid	Period Covered	per Unit	Distributions
February 14, 2014	October 1, 2013 - December 31, 2013	$0.515	$10,262
May 15, 2014	January 1, 2014 - March 31, 2014	0.515	11,032
August 11, 2014	April 1, 2014 - June 30, 2014	0.515	11,066
November 14, 2014	July 1, 2014 - September 30, 2014	0.515	12,204
			$44,564

February 14, 2013	October 1, 2012 - December 31, 2012	$0.495	$9,697
May 14, 2013	January 1, 2013 - March 31, 2013	0.505	9,891
August 14, 2013	April 1, 2013 - June 30, 2013	0.515	10,123
November 14, 2013	July 1, 2013 - September 30, 2013	0.515	10,119
			$39,830

On January 23, 2015, the Board of Directors of our general partner approved a quarterly cash distribution for the fourth quarter of 2014 of $0.125 per unit, or $0.50 per unit on an annualized basis. The distribution was paid on February 13, 2015 to unitholders of record at the close of business on February 6, 2015. The aggregate amount of the distribution was approximately $3.8 million.
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
Services Agreement
We are party to a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. During the years ended December 31, 2014, 2013 and 2012, we reimbursed Mid-Con Energy Operating approximately $3.8 million, $3.6 million and $2.9 million, respectively, for direct expenses.
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

During February and August, 2014, we acquired from Mid-Con Energy III, LLC, an affiliated company, certain oil properties located in Oklahoma and Texas. The terms of the acquisitions were approved by the Conflicts Committee of the
Board of Directors of the General Partner (the “Conflicts Committee”). The Conflicts Committee, which is composed entirely of independent directors, retained independent legal and financial counsel to assist it in evaluating and negotiating the purchase agreements and the acquisitions. The purchase agreements contained representations and warranties, covenants and indemnification provisions that are typical for transactions of this nature and that were made or agreed to, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them. See Note 3 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information regarding these acquisitions.
At December 31, 2014, we had payables to Mid-Con Energy Operating of approximately $4.0 million which is comprised of a joint interest billing payable of approximately $3.2 million and a payable for operating services of approximately $0.8 million. At December 31, 2013, we had payables to Mid-Con Energy Operating of approximately $3.0 million which is comprised of a joint interest billing payable of approximately $2.2 million and a payable for operating services of approximately $0.8 million.These amounts are included in the Accounts payable-related parties in our consolidated balance sheets.
Note 12. Credit Risk
Financial instruments which potentially subject us to credit risk consist principally of cash balances, accounts receivable and derivative financial instruments. We maintain cash and cash equivalents in bank deposit accounts which, at times, may exceed the federally insured limits. We have not experienced any significant losses from such investments. The percentage of revenue derived by customers that accounted for approximately 10% or more of consolidated total revenues is presented below. No other customer accounted for more than 10% of our consolidated total revenues for 2014, 2013 or 2012.
For the year ended December 31, 2014, sales of oil and natural gas to Enterprise Crude Oil, LLC (“Enterprise”), Coffeyville Resources Refining & Marketing, LLC ("Coffeyville") and Plains Marketing, LP ("Plains") accounted for approximately 40%, 26%, and 9%, respectively, of our totals sales revenues. These purchasers represent 14%, 25%, and 6%, respectively, of our outstanding oil and natural gas accounts receivable at December 31, 2014.
For the year ended December 31, 2013, sales of oil and natural gas to Enterprise, Coffeyville, Valero Marketing & Supply Co. ("Valero"), and National Cooperative Refinery Association (“National”) accounted for approximately 50%, 23%, 9%, and 8% respectively, of our total sales revenues. These purchasers represent 46%, 30% , 7%, and 10%, respectively, of our outstanding oil and natural gas accounts receivable at December 31, 2013.
For the year ended December 31, 2012, purchases by Enterprise Crude Oil, LLC (“Enterprise”), Vitol Inc. Crude Oil Marketing (“Vitol”) and Sunoco Logistics Partners, LP ("Sunoco Logistics") accounted for 32%, 28%, and 21%, respectively of our total sales revenues. Vitol represented 52% of our outstanding oil and natural gas accounts receivable at December 31,

2012. Enterprise and Sunoco Logistics did not have any outstanding receivables at the December 31, 2012 because their contracts had expired during the year 2012. We entered into an agreement with Enterprise beginning January 2013 to begin purchasing our oil in the Southern Oklahoma core area.
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
The type of awards that may be granted under the Long-Term Incentive Program are restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights and other unit-based awards. The maximum number of our common units that are currently authorized to be awarded under the Plan is 1,764,000 units. As of December 31, 2014 there were 727,714 units available for issuance.
Note 14. Income Taxes
We do not pay federal income taxes, as our profits or losses are reported to the taxing authorities by our individual partners.
Note 15. Subsequent Events
On January 23, 2015, the Board of Directors of our general partner approved a quarterly cash distribution for the fourth quarter of 2014 of $0.125 per unit, or $0.50 on an annualized basis, which was paid on February 13, 2015 to unitholders of record as of the close of business on February 6, 2015. The aggregate amount of the distribution was approximately $3.8 million.
Also on January 23, 2015, the Board of Directors of our general partner authorized the issuance of 202,000 unrestricted and 268,000 restricted common units with one-third vesting immediately and the other two thirds vesting over two-years, and 29,800 restricted common units with a three -year vesting period. These units were granted to certain employees of our affiliates and certain directors and founders of our general partner.
On January 26, 2015, we restructured a significant portion of our existing oil derivatives that were in place at December 31, 2014. This resulted in the early settlement of certain contracts existing at December 31, 2014, and entering into new oil derivative contracts covering a total of: (1) approximately 1,065,000 barrels of future production between January and December 2015 with a weighted average price of $75.62 per barrel and (2) approximately 810,000 barrels of future production between January and September 2016 with a weighted average price of $70.01 per barrel. In connection with the early termination and modifications of our derivative contracts, we received net proceeds of approximately $11.1 million and will have approximately $4.1 million in deferred premiums, of which, $2.0 million and $2.1 million are due in 2015 and 2016, respectively.

On February 9, 2015, the revolving credit facility was amended to allow our EBITDAX calculation, as defined in section 7.13 of the original revolving credit agreement, to reflect the net cash flows attributable to the restructured commodity derivative contracts that occurred during January 2015 for the periods of the first quarter 2015 through the third quarter of 2016.

Note 16. Supplementary Information
Quarterly data (unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per unit amounts)
2014
Oil and natural gas sales	$21,807	$24,335	$26,173	$24,596
Net settlements on derivatives	(921)	(2,072)	(760)	4,644
Gain (loss) on unsettled derivatives, net	(1,127)	(2,819)	10,040	22,376
Total revenues and other	19,759	19,444	35,453	51,616
Total expenses (1)	18,198	15,597	18,451	51,534
Net income	1,561	3,847	17,002	82
Net income per limited partner unit (basic)	$0.08	$0.18	$0.75	$—
Net income per limited partner unit (diluted)	$0.08	$0.18	$0.74	$—
2013
Oil and natural gas sales	$20,176	$21,110	$22,982	$21,468
Net settlements on derivatives	673	709	(1,293)	199
Gain (loss) on unsettled derivatives, net	(1,793)	960	(5,501)	371
Total revenues and other	19,056	22,779	16,188	22,038
Total expenses (1)	14,997	12,241	11,931	12,703
Net income	4,059	10,538	4,257	9,335
Net income per limited partner unit (basic)	$0.21	$0.54	$0.22	$0.47
Net income per limited partner unit (diluted)	$0.21	$0.54	$0.22	$0.47

(1)	Includes the following expenses: lease operating, production taxes, impairment, depreciation, depletion and amortization, accretion, general and administrative, and net other expense.
Supplementary oil and natural gas activities
Costs incurred in oil and natural gas property acquisitions and development activities are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Property acquisition costs:
Proved	$241,355	$28,057	$48,578
Unproved	—	—	—
Exploration	—	—	—
Development	34,320	22,287	21,639
Asset retirement obligations	3,171	879	679
Total costs incurred	$278,846	$51,223	$70,896
Estimated proved oil and natural gas reserves (unaudited)
The Company's proved oil and natural gas reserves are all located in the United States. The proved oil and natural gas reserves for the years ended December 31, 2014, 2013, and 2012 were prepared by our reservoir engineers and audited by Cawley, Gillespie & Associates, Inc., independent third party petroleum consultants. These reserve estimates have been prepared in compliance with the rules of the SEC. We emphasize that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates are expected to change as future information becomes available. An analysis of the change in estimated quantities of oil and natural gas reserves are presented below for the periods indicated:

	Oil (MBbls)	Gas (MMcf)	MBoe (1)
Proved developed and undeveloped reserves:
As of December 31, 2011	9,936	676	10,049
Revisions of previous estimates	(784)	(143)	(808)
Extensions, discoveries and other additions	1,572	—	1,572
Purchases of minerals in place	3,028	18	3,031
Production	(678)	(122)	(698)
As of December 31, 2012	13,074	429	13,146
Revisions of previous estimates	264	827	401
Extensions, discoveries and other additions	76	—	76
Purchases of minerals in place	1,207	193	1,239
Production	(907)	(128)	(928)
As of December 31, 2013	13,714	1,321	13,934
Revisions of previous estimates	211	924	364
Extensions, discoveries and other additions	1,241	52	1,250
Purchases of minerals in place	8,086	4,402	8,820
Production	(1,112)	(157)	(1,138)
As of December 31, 2014	22,140	6,542	23,230

Proved developed reserves:
December 31, 2012	8,727	429	8,799
December 31, 2013	10,397	1,321	10,617
December 31, 2014	17,046	5,327	17,933
Proved undeveloped reserves:
December 31, 2012	4,347	—	4,347
December 31, 2013	3,317	—	3,317
December 31, 2014	5,094	1,215	5,297

(1)	Estimated quantities of oil and natural gas reserves in Mboe equivalents at a rate of six Mcf per Bbl.
Revisions represent changes in the previous reserves estimates, either upward of downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
The change in quantities of proved reserves from December 31, 2011 to December 31, 2012 is due to (i) the acquisitions of additional interests in our Southern Oklahoma units; (ii) the acquisition of additional working interest in our War Party I and II Units in the Hugoton Basin area; (iii), the acquisition of the Clawson Ranch Waterflood Unit in the Hugoton Basin area;, and (iv) the acquisition of additional properties in the Northeastern Oklahoma area. For this period, proved reserve volumes attributed to extensions, discoveries, and other additions changed from 1,704 Mboe in 2011 to 1,572 Mboe in 2012. During 2012, additional reserves were attributed to our Southern Oklahoma and Northeastern Oklahoma areas due to extensions, discoveries, and additions based on drilling and recompletion activities. The majority of this year-end 2012 volume resulted from the extension of the proved acreage in our Southern Oklahoma Highlands waterflood unit. Additional volumes were attributable to the development of behind pipe reserves in the Cleveland Field in Northeastern Oklahoma. These volumes resulted in a year-to-year change in extensions, discoveries, and other additions of approximately eight percent.
The change in quantities of proved reserves from December 31, 2012 to December 31, 2013 is due to the acquisitions of additional interests in our Southern Oklahoma units and Northeastern Oklahoma properties and revisions on prior estimates. For this period, proved reserve volumes attributed to extensions, discoveries, and other additions changed from 1,572 Mboe in 2012 to 76 Mboe in 2013. During the period of 2013, there were no significant extensions, discoveries, or other additions except for a small extension in the Hugoton area in our Clawson Ranch waterflood unit due to drilling activity extending the proved reservoir acreage. This is in contrast to the 2012 period, where drilling in our Southern Oklahoma waterflood units extended the proved acreage while recompletion activities in our Northeast Oklahoma properties added proved reserves in new reservoirs in old fields resulting in substantial extensions, discoveries, and other additions.
The change in quantities of proved reserves from December 31, 2013 to December 31, 2014 is due to (i) the acquisitions of additional properties in Oklahoma and Texas from our affiliate Mid-Con Energy III, LLC; (ii) the acquisition of additional working interest in some of our Southern Oklahoma properties; (iii) the acquisition of the waterflood unit in Liberty County, Texas; and (iv) the acquisition of multiple properties located in West Texas within the Eastern Shelf of the Permian. For this period, proved reserve volumes attributed to extensions, discoveries, and other additions changed from 76 Mboe in 2013 to 1,250 Mboe in 2014. During the period of 2014, extensions, discoveries and other additions increased over the prior year primarily from development work in the Northeast Oklahoma area, which increased proved developed producing and proved undeveloped reserves from new reservoirs from portions of older fields.
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
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves (Unaudited)
The standardized measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, production, plugging and abandonment costs, discounted at the rate prescribed by the SEC. The standardized measure of discounted future net cash flow does not purport to be, nor should it be interpreted to represent, the fair market value of our proved oil and natural gas reserves. The following assumptions have been made:
•In the determination of future cash inflows, sales prices used for oil and natural gas for the years ended December 31, 2014, 2013 and 2012, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month in such period.
•Future costs of developing and producing the proved oil and natural gas reserves were based on costs determined at each such period-end, assuming the continuation of existing economic conditions, including abandonment costs.
•No future income tax expenses are computed for Mid-Con Energy Partners, LP because we are a non-taxable entity.
•Future net cash flows were discounted at an annual rate of 10%.
The standardized measure of discounted future net cash flow relating to estimated proved oil and natural gas reserves is presented below for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Future cash inflows	$2,084,005	$1,295,435	$1,191,410
Future production costs	(825,318)	(542,389)	(417,362)
Future development costs, including abandonment costs	(76,783)	(49,458)	(47,490)
Future net cash flow	1,181,904	703,588	726,558
10% discount for estimated timing of cash flow	(517,627)	(312,325)	(323,136)
Standardized measure of discounted cash flow	$664,277	$391,263	$403,422
The prices utilized in calculating our total proved reserves were $94.99, $96.78, and $94.71 per Bbl of oil and $4.35, $3.67, and $2.75 per MMBtu of natural gas for December 31, 2014, 2013, and 2012, respectively. These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions or other factors affecting the price received at the wellhead. Average adjusted prices used were $92.45, $93.98, and $91.03 per Bbl of oil and $5.67, $5.00, and $2.87 per Mcf of natural gas for December 31, 2014, 2013 and 2012, respectively. Adjusted natural gas price includes the sale of associated natural gas liquids. All wellhead prices are held flat over the life of the properties for all reserve categories.

Changes in the standardized measure of discounted future net cash flow relating to proved oil and natural gas reserves is presented below for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Standardized measure of discounted future net cash flow, beginning of period	$391,263	$403,422	$328,231
Changes in the year resulting from:
Sales, less production costs	(64,495)	(65,553)	(48,648)
Revisions of previous quantity estimates	11,712	12,006	(26,796)
Extensions, discoveries and improved recovery	44,727	1,863	51,098
Net change in prices and production costs	22,068	(28,324)	(15,328)
Net change in income taxes	—	—	—
Changes in estimated future development costs	(18,125)	(17,155)	(11,515)
Previously estimated development costs incurred during the period	22,526	22,257	21,629
Purchases of minerals in place	264,921	38,170	81,602
Accretion of discount	39,126	40,342	32,823
Timing differences and other	(49,446)	(15,765)	(9,674)
Standardized measure of discounted future net cash flow, end of year	$664,277	$391,263	$403,422
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROL AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

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
Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mid-Con Energy Partners, LP’s internal control over financial reporting was effective as of December 31, 2014.

/s/ Jeffrey R. Olmstead	/s/ Michael D. Peterson
Jeffrey R. Olmstead Chief Executive Officer	Michael D. Peterson Chief Financial Officer
March 3, 2015
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
All of the executive officers of our general partner are also officers and/or directors of the Mid-Con Affiliate. The executive officers of our general partner allocate their time between managing our business and affairs and the business and affairs of the Mid-Con Affiliate. In addition, employees of Mid-Con Energy Operating provide management, administrative and operational services to us pursuant to the services agreement, but they also provide these services to the Mid-Con Affiliate.
Directors and Executive Officers
Each of the directors and officers, except Mr. Pekar, Mr. Peterson, Mr. Wiggins and Mr. Ball, have served in their current position since the Initial Public Offering. The following table sets forth certain information regarding the current directors and executive officers of our general partner.

Name	Age	Position with Mid-Con Energy GP, LLC
Charles R. “Randy” Olmstead	66	Executive Chairman of the Board
Jeffrey R. Olmstead	38	Chief Executive Officer and Director
Michael L. Wiggins	58	President, Chief Engineer and Director
Nathan P. Pekar	39	Vice President, General Counsel and Secretary
Michael D. Peterson	43	Vice President and Chief Financial Officer
David A. Culbertson	49	Vice President and Chief Accounting Officer
S. Craig George	61	Director
Peter A. Leidel	58	Director
Cameron O. Smith (i)	64	Director
Robert W. Berry (i)	91	Director
Peter Adamson III (i)	73	Director
C. Fred Ball Jr. (ii)	70	Director

(i)	Member of the audit committee and the conflicts committee.

(ii)	Member of the audit committee.
The members of our general partner's board of directors are appointed for one-year terms by the Founders and hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been appointed and qualified. The executive officers of our general partner serve at the discretion of the board of directors. All of our general partner's executive officers also serve as executive officers of the Mid-Con Affiliate. Charles R. Olmstead and Jeffrey R. Olmstead are father and son, respectively. There are no other family relationships among our general partner's executive officers and directors.

Charles R. “Randy” Olmstead serves as Executive Chairman of the board of directors of our general partner. Mr. Olmstead previously served as Chief Executive Officer and Chairman of the board of directors of our general partner and Mid-Con Energy III, LLC from June 2011 until August 2014. Mr. Olmstead served as President, Chief Financial Officer and Chairman of the board of directors of Mid-Con Energy I, LLC from its formation in 2004 and of Mid-Con Energy II, LLC from its formation in 2009 until both entities were merged into us in December 2011. He has been President, Chief Financial Officer and Chairman of the board of directors of Mid-Con Energy Operating since its incorporation in 1986. Prior to that, Mr. Olmstead was general manager for LB Jackson Drilling Company from 1978 to 1980 and worked in public accounting for Touche Ross & Co. from 1974 to 1978 as an oil and gas tax consultant. Mr. Olmstead graduated from the University of Oklahoma with Bachelors of Business Administration degrees in finance and accounting before serving three years in the US Navy. Mr. Olmstead’s extensive management and operational experience in the oil and gas industry, along with his leadership skills, provides a critical resource to the board of directors. Because of Mr. Olmstead’s extensive management, operational experience and leadership skills, the Founders have concluded that Mr. Olmstead should continue to serve as a member of our board of directors.
Jeffrey R. Olmstead serves as Chief Executive Officer and as a member of the board of directors of our general partner. Mr. Olmstead previously served as President, Chief Financial Officer of our general partner and Mid-Con Energy III, LLC from June 2011 until August 2014. Mr. Olmstead was a member of the board of directors of Mid-Con Energy I, LLC and Mid-Con Energy II, LLC from 2007 until both entities were merged into us in December 2011. Mr. Olmstead previously served as Chief Financial Officer and Vice President of Primexx Energy Partners, Ltd., a privately held exploration and production company, from May 2010 until July 2011. From August 2006 until May 2010, Mr. Olmstead served as an Assistant Vice President at Bank of Texas/Bank of Oklahoma. Mr. Olmstead is a graduate of Vanderbilt University, with a Bachelor of Engineering degree in Electrical Engineering and Math, and of the Owen School of Business at Vanderbilt University, with a Master of Business Administration. Mr. Olmstead’s knowledge of the oil and gas industry and his finance background will provide a critical resource to our board of directors, and the Founders have concluded that he should continue to serve as a director.

Michael L. Wiggins serves as President, Chief Engineer, and member of the board of directors of our general partner. Dr. Wiggins previously served as Executive Vice President, Chief Engineer of our general partner until August 1, 2014. Dr. Wiggins became an officer of our general partner in March 2013 and was named to the board of directors in April 2013. Prior to joining us, Dr. Wiggins served as President of William M. Cobb & Associates, Inc. where his expertise included reservoir studies, oil and gas reserve evaluations and audits, improved recovery design, educational courses, and litigation support including expert witness services. He has over 30 years of professional experience in academia and the upstream oil and gas industry including drilling, production, and reservoir engineering dating to 1979. Dr. Wiggins is a Distinguished Member of the Society of Petroleum Engineers ("SPE") and has served on the SPE Board of Directors. Dr. Wiggins earned his bachelor, master, and doctoral degrees in Petroleum Engineering from Texas A&M University. Dr. Wiggins is a registered professional engineer in the states of Texas and Oklahoma. Dr. Wiggins knowledge of the oil and gas industry and his expertise in reservoir studies will provide a critical resource to our board of directors, and the Founders have concluded that he should continue to serve as a director.

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
Michael D. Peterson serves as Vice President and Chief Financial Officer of our general partner. Mr. Peterson became an officer of our general partner in March 2014.  Prior to joining us, Mr. Peterson was employed as Managing Director and Head of Energy Research at MLV & Co., where he covered Master Limited Partnerships from 2012 to 2014.  Mr. Peterson was employed as Managing Director, Energy Research with International Strategy & Investment Group (“ISI”), covering Integrated Oil and Refining equities from 2009-2011. Prior to ISI, Mr. Peterson was employed as an Energy Research Analyst where he covered Integrated Oil, Refining and Exploration & Production equities with Morgan Stanley from 2007 to 2009, and with SunTrust Robinson Humphrey from 2006 to 2007.  Mr. Peterson was employed as a Commodities Trader from 1999 to 2006 and as a Sr. Risk Management Analyst from 1998 to 1999 with Duke Energy.  Mr. Peterson is a graduate of the University of Denver with a Bachelor of Arts degree in Political Science and Economics, of the Stuart School of Business at the Illinois Institute of Technology with a Master of Science degree in Financial Markets & Trading, and of the Booth School of Business at the University of Chicago with a Master of Business Administration.
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
S. Craig George serves as a member of the board of directors of our general partner. Mr. George was previously the Executive Chairman of the board of directors from July 2011 until August 2014. Mr. George has been a member of the board of directors of Mid-Con Energy III, LLC and Mid-Con Energy Operating since June 2011. Mr. George was a member of the board of directors of Mid-Con Energy I, LLC and Mid-Con Energy Operating since 2004 and of Mid-Con Energy II, LLC from its formation in 2009 until both entities were merged into us in December 2011. From 1991 to 2004, Mr. George served in various executive positions at Vintage Petroleum, Inc., including President, Chief Executive Officer and as a member of the board of directors. In 1981, Mr. George joined Santa Fe Minerals, Inc. where he served until 1991 in executive positions including Vice President of Domestic Operations and Vice President-International. From 1975-1981, Mr. George held engineering and management positions with Amoco Production Company. Mr. George is a graduate of Missouri University of Science and Technology, with a Bachelor of Science degree in Mechanical Engineering, and of Aquinas Institute, with a Master of Arts in Theology. Over the course of his lengthy career in the oil and gas industry, Mr. George has gained extensive management and operational experience and has demonstrated a strong record of leadership, strategic vision and risk management. In light of Mr. George’s extensive industry and managerial experience and knowledge, the Founders have concluded that Mr. George should continue to serve as a member of our board of directors.
Peter A. Leidel serves as a member of the board of directors of our general partner. Mr. Leidel is a founder and principal of Yorktown Partners LLC, which was established in September 1990. Yorktown Partners LLC is the manager of private investment partnerships that invest in the energy industry. Mr. Leidel has been a member of the board of directors of Mid-Con Energy III, LLC and Mid-Con Energy Operating since June 2011. Mr. Leidel was a member of the board of directors of Mid-Con Energy I, LLC from its formation in 2004 and of Mid-Con Energy II, LLC from its formation in 2009 until both entities were merged into us in December 2011. Previously, he was a partner of Dillon, Read & Co. Inc., held corporate treasury positions at Mobil Corporation and worked for KPMG and for the U.S. Patent and Trademark Office. Mr. Leidel is a director of certain non-public companies in the energy industry in which Yorktown holds equity interests. Mr. Leidel is a graduate of the University of Wisconsin, with a Bachelor of Business Administration degree in accounting and of the Wharton School at the University of Pennsylvania, with a Master of Business Administration. In light of Mr. Leidel’s extensive private experience within the energy sector, the Founders have concluded that he should continue to serve as a member of our board of directors.
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
C. Fred Ball, Jr. serves as a member of the board of directors of our general partner. Mr. Ball also currently serves as Chief Operating Officer of Spyglass Trading, LP. On January 31, 2015, he retired as Senior Chairman of the Board for Bank of Texas, a division of BOK Financial Corporation. During his 17 year tenure at Bank of Texas, Mr. Ball has been elected to various executive positions including President, Chief Executive Officer and Chairman. Prior to Bank of Texas, he served as President of Comerica Securities, Inc., a subsidiary of Comerica Incorporated in Detroit. Mr. Ball currently serves on the Board of Directors for BOK Financial Corporation, the National Teachers Associates Life Insurance Company, where he is also a member of the audit committee, and at Southern Methodist University, where he resides on both the Executive Board of the Edwin L. Cox School of Business and the Executive Board of the Lyle School of Engineering. Mr. Ball earned his Bachelor of Science in Engineering and Master of Business Administration from Southern Methodist University. Mr. Ball’s knowledge of finance and banking will provide a critical resource to our board of directors, and the Founders have concluded that he should continue to serve as a director.
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
The audit committee held five meetings in 2014. The audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary.
Conflicts Committee
The conflicts committee consists of Messrs. Berry, Smith and Adamson, all of whom meet the independence standards established by the NASDAQ listing rules and rules of the SEC. The conflicts committee has the authority to review specific matters that may present a conflict of interest in order to determine if the resolution of such conflict is “fair and reasonable” for our unitholders. In making such determination, the conflicts committee has the authority to engage advisors to assist it in carrying its duties. The conflicts committee held eight meetings in 2014.
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
Meetings and Other Information
The board of directors held nine meetings in 2014.
Our partnership agreement provides that the general partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders only have limited voting rights on matters affecting our business or governance. Accordingly, we do not hold annual meetings of unitholders.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires executive officers and directors of our general partner and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file certain reports with the SEC and the NASDAQ concerning their beneficial ownership of such securities. Based solely on a review of the copies of reports on Forms 3, 4 and 5 and amendments thereto furnished to us and written representations from the executive officers and directors of our general partner, we believe that all filing requirements applicable to the officers and directors of our general partner and greater than 10% unitholders were complied with for the fiscal year ended December 31, 2014.

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
Compensation Committee Report
The NASDAQ listing rules do not require a listed limited partnership to establish a compensation committee, and we do not have a compensation committee. The board of directors of our general partner performs the functions of a compensation committee, and although the board of directors of our general partner does not currently appoint a compensation committee, it may do so in the future.
The board of directors of our general partner has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, set forth below. Based on this review and discussion, the board of directors determined that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2014.

Charles R. “Randy” Olmstead
Jeffrey R. Olmstead
Michael L. Wiggins
S. Craig George
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
Employment Agreements
Our general partner has entered into employment agreements with the following named employees of our general partner: Jeffrey R. Olmstead, Chief Executive Officer; and Charles R. Olmstead, Executive Chairman of the Board of our general partner. The previous employment agreement with S. Craig George was terminated in August 2014.
The employment agreements provide for a term that commences on August 1 of each year with automatic one-year renewal terms unless either we or the employee gives written notice of termination at least by February 1 preceding any such August 1. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities, and authority as the board of directors of our general partner may specify from time to time, in roles consistent with such positions that are assigned to him.
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
Long-Term Incentive Program
Our Long-Term Incentive Program which is intended to promote the interests of the partnership by providing to employees, officers, consultants and directors of our general partner and our other affiliates, including Mid-Con Energy Operating, grants of restricted units, phantom units, unit appreciation rights, distribution equivalent rights, and other unit based awards to encourage superior performance. The Long-Term Incentive Program is also intended to enhance the ability of the general partner and our other affiliates, including Mid-Con Energy Operating, to attract and retain the services of individuals who are essential for the growth and profitability of the partnership and to encourage them to devote their best efforts to advancing the business of the partnership.
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
The type of awards that may be granted under the Long-Term Incentive Program are restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, other unit-based awards and unit awards. The maximum number of our common units that are currently authorized to be awarded under the Plan is 1,764,000 million units. As of December 31, 2014 there were 727,714 units available for issuance.
Equity Compensation Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	727,714 common units
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	727,714 common units
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
Short-Term Incentive Payments
The performance criteria for the short-term incentive plan for 2014 and future years include 50% of the target bonus earned for meeting initial quarterly distribution goals, 20% earned for generating an increase in the amount of distributions from the preceding year, 20% earned for generating additions of new reserves and growth of distributions based on aggregate acquisitions of 10% growth, and 10% earned for overall performance as determined by our board. We do not provide perquisites to the named executive officers.
Summary Compensation Table
The following table sets forth certain information with respect to compensation of our named executive officers for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2014, 2013 and 2012. All of these employees are paid by Mid-Con Energy Operating. We reimburse Mid-Con Energy Operating for a portion of their compensation according to the services agreement entered between us and Mid-Con Energy Operating.

Name and Principal Position	Year	Salary	Bonus	Unit Awards	All Other Compensation	Total
Charles R. Olmstead	2014	$191,540	$201,670	$1,273,120	$—	$1,666,330
Executive Chairman of the Board	2013	185,489	266,210	1,120,500	—	1,572,199
	2012	186,292	—	1,275,000	—	1,461,292

Jeffrey R. Olmstead	2014	$356,101	$269,000	$1,273,120	$—	$1,898,221
Chief Executive Officer	2013	328,264	297,935	1,120,500	—	1,746,699
	2012	324,763	—	1,275,000	—	1,599,763

Michael L. Wiggins (1)	2014	$135,704	$5,000	$577,700	$—	$718,404
President, Chief Engineer	2013	131,909	—	248,900	—	380,809
	2012	—	—	—	—	—

Nathan P. Pekar	2014	$183,106	$16,668	$116,800	$—	$316,574
Vice President, General Counsel	2013	184,099	81,974	89,640	—	355,713
	2012	167,443	—	385,045	—	552,488

Michael D. Peterson (2)	2014	$108,584	$20,000	$71,688	—	$200,272
Vice President, Chief Financial Officer	2013	—	—	—	—	—
	2012	—	—	—	—	—

S. Craig George (3)
Current Director and former Executive	2014	$196,512	$90,000	$1,273,120	—	$1,559,632
Chairman of the Board	2013	263,489	321,735	1,120,500	—	1,705,724
	2012	236,897	—	1,275,000	—	1,511,897
(1) Mr. Wiggins joined the company in 2013 so there is no compensation for 2012.
(2) Mr. Peterson joined the company in 2014 so there is no compensation for 2013 and 2012.
(3) Mr. George resigned from the position of Executive Chairman of the Board in 2014 but still remains a Director.
Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of unrestricted units to our named executive officers in 2014. There were no grants of non-equity incentives or option awards.

Name	Grant Date	Unit Awards	Grant Date Fair Value of Unit Awards
Charles R. Olmstead	1/31/2014	54,500	$1,273,120
Jeffrey R. Olmstead	1/31/2014	54,500	1,273,120
Michael L. Wiggins	1/31/2014	10,000	233,600
	7/31/2014	15,000	344,100
Nathan P. Pekar	1/31/2014	5,000	116,800
Michael D. Peterson	7/31/2014	3,125	71,688
S. Craig George	1/31/2014	54,500	1,273,120
Outstanding Equity Awards at Fiscal Year End
The following table sets forth certain information with respect to outstanding equity awards at December 31, 2014.

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested (1)
Nathan P. Pekar	3,332	(2)	$74,803	(1)
Michael D. Peterson	3,125	(3)	$71,688	(4)

(1)	Based on the closing price of our common units when the units were awarded at July 31, 2012.

(2)	These restricted units vest 33% each year beginning July 31, 2013.

(3)	Based on the closing price of our common units when the units were awarded on July 31, 2014.

(4)	These restricted units vest 33% each year beginning July 31, 2014.
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
Payments Made Upon Termination Without “Cause” or For “Good Reason” – Effective August 2011, we entered into employment agreements with each of S. Craig George, Charles R. Olmstead, and Jeffrey R. Olmstead. In August 20124, S. Craig George elected to terminate his employment agreement. In the event of the termination of any of these named executive officers without “cause” or for “good reason” (each as defined in the employment agreements), if the named executive officer executes and does not revoke a general release of claims, in addition to the items identified above, such named executive officer will be entitled to:

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
•payment of base salary, as in effect immediately prior to termination, multiplied by two;

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
Potential Post-Employment Payment Tables – The following tables reflect estimates of our allocated portion of the amount of incremental compensation due to each named executive officer subject to an employment agreement in the event of such executive’s termination of employment upon death, disability or retirement, termination of employment without cause or termination of employment without cause or with good reason within three years following a change in control. The amounts shown assume that such termination was effective as of December 31, 2014, and are estimates of the allocated amounts which would be paid out to the executives upon such termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation of service.

Charles R. Olmstead	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following Change in Control
Cash Severance	$640,000	$240,000	$480,000
Equity	—	—	—
Restricted Stock/Units	—	—	—
Performance Shares/Units	343,895	343,895	343,895
Total	983,895	583,895	823,895
Other Benefits	—	—	—
Health & Welfare	17,442	17,442	17,442
Tax Gross-Ups	—	—	—
Total	17,442	17,442	17,442
Total	$1,001,337	$601,337	$841,337

Jeffrey R. Olmstead	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following Change in Control
Cash Severance	$840,000	$420,000	$840,000
Equity	—	—	—
Restricted Stock/Units	—	—	—
Performance Shares/Units	343,895	343,895	343,895
Total	1,183,895	763,895	1,183,895
Other Benefits	—	—	—
Health & Welfare	23,940	23,940	23,940
Tax Gross-Ups	—	—	—
Total	23,940	23,940	23,940
Total	$1,207,835	$787,835	$1,207,835
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
Compensation Committee Interlocks and Insider Participation
The NASDAQ listing rules do not require a listed limited partnership to establish a compensation committee, and we do not have a compensation committee. Although the board of directors of our general partner does not currently establish a compensation committee, it may do so in the future.
Compensation of Directors
We use a combination of cash and unit-based compensation to attract and retain qualified candidates to serve on our board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill level we require of members of the board.
In 2014, directors who were not officers or employees of us or our affiliates received an annual retainer of $40,000, with the chairman of the audit committee and chairman of the conflict committee receiving an additional annual fee of $5,000. In addition, each non-employee director receives $1,000 per committee meeting attended in person or by phone and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.
Each of the independent directors were awarded 2,500 common units in January 2014. The common units were fully vested at the grant date.
The following table discloses the cash unit awards and other compensation earned, paid or awarded to each of our directors during the year ended December 31, 2014:

Name (1)	Fee Earned or Paid in Cash	Unit Awards (2)	Total
Peter Adamson III	$67,000	$58,400	$125,400
Cameron O. Smith	66,000	58,400	124,400
Robert W. Berry	62,000	58,400	120,400
Peter A. Leidel	49,000	58,400	107,400
C. Fred Ball Jr.	54,000	58,400	112,400

(1)	Messrs. Olmstead, George, Olmstead and Wiggins are not included in this table as they are employees of Mid-Con Energy Operating and receive no compensation for their services as directors.

(2)	Reflects the fair value of the units granted in January 2014.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
As of March 3, 2015, the following table sets forth the beneficial ownership of our common units that are owned by:

•	beneficial owners of more than 5% of our common units;

•	each executive officer of our general partner; and

•	all directors, director nominees and executive officers of our general partner as a group.

Name of Beneficial Owner	Common Units to be Beneficially Owned	Percentage of Common Units to be Beneficially Owned
Yorktown Energy Partners VI, L.P. (1)(2)	140,436	0.5%
Yorktown Energy Partners VII, L.P. (1) (3)	37,207	0.1%
Kayne Anderson Capital Advisors, L.P./Richard A. Kayne (5)(6)	3,376,455	11.5%
Swank Capital, L.L.C. (7)(8)	1,654,857	5.6%
Mid-Con Energy III, LLC (9)	3,714,659	12.7%
Charles R. Olmstead (4)	690,845	2.4%
Jeffrey R. Olmstead (4)	409,096	1.4%
S. Craig George (4)	296,585	1.0%
David A. Culbertson (4)	83,283	0.3%
Nathan P. Pekar (4)	28,168	0.1%
Dr. Michael L. Wiggins (4)	55,000	0.2%
Michael D. Peterson (4)	7,125	—%
Peter Adamson III (4)	68,275	0.2%
Robert W. Berry (4)	121,582	0.4%
Peter A. Leidel (4)	210,895	0.7%
Cameron O. Smith (4)	32,580	0.1%
C. Fred Ball Jr. (4)	28,500	0.1%
All named executive officers, directors and director nominees as a group (12 people)	2,031,934	6.9%
______________________

(1)	Has a principal business address of 410 Park Avenue, 19th Floor, New York, New York 10022.

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

(4)	c/o Mid-Con Energy GP, LLC, 2501 North Harwood Street, Suite 2410, Dallas, Texas 75201

(5)	Has a principal business address of 1800 Avenue of the Stars, 3rd Floor, Los Angeles, CA 90067.

(6)
This information has been derived from a Schedule 13G filed with the SEC on February 13, 2014. Based on the information contained in the filing, Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have shared voting power and dispositive power with respect to, and beneficially own, an aggregate of 3,376,455 common units.

(7)	Has a principal business address of 8117 Preston Road, Suite 440, Dallas, TX 75225.

(8)
This information has been derived from a Schedule 13G filed with the SEC on February 13, 2015. Based on the information contained in the filing, Cushing Asset Managment, LP, Swank Capital, L.L.C. and Jerry V. Swank have shared voting power and dispositive power with respect to, and beneficially own, an aggregate of 1,654,857 common units.

(9)	Has a principal business address of 2431 E. 61st Street, Suite 850, Tulsa, OK 74136

The following table sets forth the beneficial ownership of equity interests in our general partner.

Name of Beneficial Owner	Member Interest(2)
Charles R. Olmstead(1)	33.33%
S. Craig George(1)	33.33%
Jeffrey R. Olmstead(1)	33.33%
 ______________________

(1)	c/o Mid-Con Energy GP, LLC, 2501 North Harwood Street, Suite 2410, Dallas, Texas 75201

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
As of December 31, 2014, our general partner has an approximate 1.2% interest in us. The distributions we will make to our general partner are described under Item 5.
Agreements with Affiliates in Connection with the Transactions
The following agreements were negotiated among affiliated parties and, consequently, are not the result of arm’s length negotiations. The following is a description of those agreements that have been entered into with the affiliates of our general partner and with our general partner.
Reimbursement of Expenses
We entered into a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services to us, which include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. Mid-Con Energy Operating has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate to us. Mid-Con Energy Operating will not be liable to us for its performance of, or failure to perform, services under the services agreement unless its acts or omissions constitute gross negligence or willful misconduct. For the year ended December 31, 2014, we reimbursed Mid-Con Energy Operating approximately $3.8 million for direct operating expenses.
Transactions and Other Agreements
During February and August, 2014, we acquired from Mid-Con Energy III, LLC, an affiliated company, certain oil properties located in Oklahoma and Texas. The terms of the acquisitions were approved by the Conflicts Committee of the
Board of Directors of the General Partner (the “Conflicts Committee”). The Conflicts Committee, which is composed entirely of independent directors, retained independent legal and financial counsel to assist it in evaluating and negotiating the purchase agreements and the acquisitions. The purchase agreements contained representations and warranties, covenants and indemnification provisions that are typical for transactions of this nature and that were made or agreed to, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them. See Note 3 to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information regarding these acquisitions.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The audit committee of Mid-Con Energy GP, LLC selected Grant Thornton LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the year ended December 31, 2014 and 2013. The audit committee’s charter requires the audit committee to approve in advance all audit and non–audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit–related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2014 were approved by the audit committee.
Fees paid to Grant Thornton LLP are as follows:

	2014	2013
Audit fees	$406,070	$304,438
Audit-related	$117,383	$—
Tax fees	$125,424	$122,030
Total	$648,877	$426,468

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

10.6
Amendment No.4 to Credit Agreement, dated as of April 11, 2014, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.01 to Mid-Con Energy Partners, LP's current report on Form 8-K filed with the SEC on April 15, 2014).

10.7
Agreement and Amendment No.5 to Credit Agreement, dated as of April 11, 2014, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.01 to Mid-Con Energy Partners, LP's current report on Form 8-K filed with the SEC on April 15, 2014).

10.8
Amendment No.6 to Credit Agreement, dated as of February 12, 2015, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.01 to Mid-Con Energy Partners, LP's current report on Form 8-K filed with the SEC on February 17, 2015).

10.9
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

10.11	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.12
Employment Agreement, dated as of August 1, 2011, by and among Mid-Con Energy Partners, LP, Mid-Con Energy GP, LLC and Charles R. Olmstead (incorporated by reference to Exhibit 10.6 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.13
Employment Agreement, dated as of August 1, 2011, by and among Mid-Con Energy Partners, LP, Mid-Con Energy GP, LLC and Jeffrey R. Olmstead (incorporated by reference to Exhibit 10.7 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.14
Employment Agreement, dated as of August 1, 2011, by and among Mid-Con Energy Partners, LP, Mid-Con Energy GP, LLC and S. Craig George (incorporated by reference to Exhibit 10.8 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.15
Purchase and Sale Agreement dated February 28, 2014 by and among Mid-Con Energy III, LLC, Mid-Con Energy Properties, LLC and Mid-Con Energy Partners, LP (incorporated by reference to Exhibit 2.1 to Mid-Con Energy, LP’s current report on Form 8-K filed with the SEC on March 5, 2014).

10.16
Form of Crude Oil Purchase Agreement between Mid-Con Energy Operating, LLC and Enterprise Crude Oil LLC (incorporated by reference to Exhibit 10.10 to Mid-Con Energy LP's current report on Form 10-K filed with the SEC on March 9, 2012).

10.17
Purchase and Sale Agreement, dated February 28, 2014, by and among Mid-Con Energy III, LLC, Mid-Con Energy Properties, LLC and Mid-Con Energy Partners, LP (incorporated by reference to Exhibit 2.1 to Mid-Con Energy LP's current report on Form 8-K filed with the SEC on March 5, 2014).

10.18
Purchase and Sale Agreement, dated July 24, 2014, by and among Mid-Con Energy III, LLC, Mid-Con Energy Properties, LLC and Mid-Con Energy Partners, LP (incorporated by reference to Exhibit 2.1 to Mid-Con Energy LP's current report on Form 8-K filed with the SEC on July 25, 2014).

10.19
Purchase and Sale Agreement, dated October 7, 2014, by and among Mid-Con Energy Properties, LLC, Mid-Con Energy Partners, LP and L.C.S. Production Company, SPA-PETCO, LP, SPA PETCO OSU, LLC, A.G. Hill Oil and Gas LP, and A.G. Hill Oil and Gas II LP (incorporated by reference to Exhibit 2.1 to Mid-Con Energy LP's current report on Form 8-K filed with the SEC on October 14, 2014).

10.20
Form of Phantom Unit Award Agreement (for employees of our Affiliate)(incorporated by reference to Exhibit 10.14 to Mid-Con Energy LP's current report on Form 10-K/A filed with the SEC on June 24, 2014).

21.1	Subsidiaries of Mid-Con Energy Partners, LP (incorporated by reference to Exhibit 21.1 to Mid-Con Energy LP's current report on Form 10-K filed with the SEC on March 9, 2012).

22.1
Amendment No.1 to Employment Agreement, dated as of January 29, 2014, by and among Mid-Con Energy Partners, LP, Mid-Con Energy GP, LLC and S. Craig George (incorporated by reference to Exhibit 22.1 to Mid-Con Energy LP's current report on Form 10-K filed with the SEC on March 5, 2014).

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

Mid-Con Energy Partners, LP (Registrant)

		By:	Mid-Con Energy GP, LLC, its general partner
Date:	March 3, 2015	By:	/s/ Michael D. Peterson
Michael D. Peterson Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 3, 2015.

Signature	Title	Date

/s/ Jeffrey R. Olmstead	Chief Executive Officer and Director	March 3, 2015
Jeffrey R. Olmstead	(Principal Financial Officer)

/s/ Michael D. Peterson	Chief Financial Officer	March 3, 2015
Michael D. Peterson	(Principal Financial Officer)

/s/ Michael L. Wiggins	President and Director	March 3, 2015
Michael L. Wiggins

/s/ David A. Culbertson	Vice President and Chief Accounting Officer	March 3, 2015
David A. Culbertson	(Principal Accounting Officer)

/s/ Charles R. Olmstead	Executive Chairman of the Board	March 3, 2015
Charles R. Olmstead

/s/ Peter A. Leidel	Director	March 3, 2015
Peter A. Leidel

/s/ Cameron O. Smith	Director	March 3, 2015
Cameron O. Smith

/s/ Robert W. Berry	Director	March 3, 2015
Robert W. Berry

/s/ Peter Adamson III	Director	March 3, 2015
Peter Adamson III

/s/ C. Fred Ball Jr.	Director	March 3, 2015
C. Fred Ball Jr.

/s/ S. Craig George	Director	March 3, 2015
S. Craig George