Form 10-Q
period 2015-03-31
Mid-Con Energy Partners, LP
filed 2015-05-05
CIK 1527709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 5, 2015, the registrant had 29,655,804 limited partner units and 360,000 general partner units outstanding.

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
The forward-looking statements contained in this Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 (“Annual Report”). This document is available through our website, www.midconenergypartners.com or through the Securities and Exchange Commission’s

(“SEC”) Electronic Data Gathering and Analysis Retrieval System at www.sec.gov. All forward-looking statements speak only as of the date made, and other than as required by law; we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.
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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except number of units)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$300	$3,232
Accounts receivable:
Oil and natural gas sales	6,148	8,051
Other	496	4,070
Derivative financial instruments	22,944	26,202
Prepaids and other	570	652
Total current assets	30,458	42,207
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, successful efforts method:
Proved properties	506,147	501,191
Accumulated depletion, depreciation, amortization and impairment	(101,742)	(93,896)
Total property and equipment, net	404,405	407,295
DERIVATIVE FINANCIAL INSTRUMENTS	5,081	842
OTHER ASSETS	4,005	4,284
Total assets	$443,949	$454,628
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$3,151	$3,630
Related parties	1,089	3,989
Accrued liabilities	173	397
Total current liabilities	4,413	8,016
DERIVATIVE FINANCIAL INSTRUMENTS	818	—
OTHER LONG-TERM LIABILITIES	107	107
LONG-TERM DEBT	203,000	205,000
ASSET RETIREMENT OBLIGATIONS	7,476	7,363
COMMITMENTS AND CONTINGENCIES
EQUITY, per accompanying statements:
Partnership equity:
General partner interest	1,233	1,328
Limited partners- 29,655,804 and 29,166,112 units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	226,902	232,814
Total equity	228,135	234,142
Total liabilities and equity	$443,949	$454,628
See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Oil sales	$17,294	$21,638
Natural gas sales	277	169
Gain (loss) on derivatives, net	1,644	(2,048)
Total revenues	19,215	19,759
Operating costs and expenses:
Lease operating expenses	8,915	4,691
Oil and natural gas production taxes	1,109	1,356
Depreciation, depletion and amortization	7,846	3,663
Accretion of discount on asset retirement obligations	92	52
General and administrative	3,641	7,631
Total operating costs and expenses	21,603	17,393
Income (loss) from operations	(2,388)	2,366
Other income (expense):
Interest income and other	3	2
Interest expense	(1,727)	(807)
Total other expense	(1,724)	(805)
Net income (loss)	$(4,112)	$1,561
Computation of net income (loss) per limited partner unit:
General partners’ interest in net income (loss)	$(50)	$28
Limited partners’ interest in net income (loss)	$(4,062)	$1,533

Net income (loss) per limited partner unit:
Basic	$(0.14)	$0.08
Diluted	$(0.14)	$0.08

Weighted average limited partner units outstanding:
Limited partner units (basic)	29,487	19,997
Limited partner units (diluted)	29,487	20,026

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(4,112)	$1,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	7,846	3,663
Debt issuance costs amortization	279	43
Accretion of discount on asset retirement obligations	92	52
Mark-to-market on derivatives:
(Gain) loss on derivatives, net	(1,644)	2,048
Cash settlements received (paid) for matured derivatives, net	4,760	(921)
Cash settlements received from early termination and modification of derivatives, net	11,069	—
Cash premiums paid for derivatives, net	(14,348)	—
Non-cash equity-based compensation	1,944	5,514
Changes in operating assets and liabilities:
Accounts receivable	1,903	(1,086)
Other receivables	3,574	104
Prepaids and other	82	(314)
Accounts payable and accrued liabilities	(3,162)	1,186
Net cash provided by operating activities	8,283	11,850
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(5,376)	(6,393)
Acquisitions of oil and natural gas properties	—	(7,246)
Net cash used in investing activities	(5,376)	(13,639)
Cash Flows from Financing Activities:
Proceeds from line of credit	11,000	27,000
Payments on line of credit	(13,000)	(16,000)
Offering costs	(87)	—
Distributions paid	(3,752)	(10,262)
Net cash (used in) provided by financing activities	(5,839)	738
Net decrease in cash and cash equivalents	(2,932)	(1,051)
Beginning cash and cash equivalents	3,232	1,434
Ending cash and cash equivalents	$300	$383

Supplemental Cash Flow Information:
Cash paid for interest	$1,442	$866
Non-Cash Investing and Financing Activities:
Accrued capital expenditures - oil and natural gas properties	$836	$1,508
Common units issued - acquisition of oil properties	$—	$34,001
See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Statement of Changes in Equity
(in thousands)
(Unaudited)

		Limited Partner
	General Partner	Units	Amount	Total Equity
Balance, December 31, 2014	$1,328	29,166	$232,814	$234,142
Equity-based compensation	—	490	1,944	1,944
Offering costs	—		(87)	(87)
Distributions	(45)	—	(3,707)	(3,752)
Net loss	(50)	—	(4,062)	(4,112)
Balance, March 31, 2015	$1,233	29,656	$226,902	$228,135
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
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the SEC. These financial statements have not been audited by our independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2014 is derived from the audited financial statements.  Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted in this Form 10-Q. We believe that the presentations and disclosures herein are adequate to make the information not misleading. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
All intercompany transactions and account balances have been eliminated.
Reclassifications
The condensed consolidated financial statements for previous periods include certain reclassifications to the derivative accounts that were made to conform to current presentation. Such reclassifications have no impact on previously reported total assets, net income (loss) or total operating cash flows.
Note 2. Acquisitions
Acquisitions 2014

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
The following table reflects pro forma revenues, net income and net income per limited partner unit for the three months ended March 31, 2014, as if the acquisitions occurred on January 1, 2014. Since we took over the interests in the Hugoton properties on February 28, 2014, the values for the March 2014 are reflected in the condensed consolidated statement of operations. The unaudited pro forma financial data does not include the results of operations for the Liberty County, Texas,

Southern Oklahoma or Northeastern Oklahoma properties, as the results of operations were deemed not to be material. The table also reflects incremental depreciation, depletion and amortization expense using the unit-of-production method related to the oil and natural gas properties acquired, incremental accretion expense related to asset retirement obligations on the oil and natural gas properties acquired, and interest expense related to the incremental debt incurred to fund the acquisitions. These unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained during the period presented or that may be obtained in the future (in thousands, except for per unit numbers):

Three Months Ended March 31, 2014

Revenues	$34,381
Net income	$7,461
Net income per limited partner unit:
Basic	$0.37
Diluted	$0.37

Note 3. Equity Awards
We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its affiliates, including Mid-Con Energy Operating, LLC (“Mid-Con Energy Operating”), who perform services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, unrestricted units, restricted units, phantom units, distribution equivalent rights granted with phantom units, and other types of awards, and it is administered by the members of our general partner (the "Founders") and approved by the Board of Directors of the general partner. The Long-Term Incentive Program permits the grant of awards covering an aggregate of 1,764,000 units under the Form S-8 we filed with the SEC on January 25, 2012. If an employee terminates employment prior to the restriction lapse date, the awarded units are forfeited and canceled and are no longer considered issued and outstanding. The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at March 31, 2015:

Number of Common Units
Approved and authorized awards	1,764,000
Unrestricted units granted	(1,040,824)
Restricted units granted, net of forfeitures	(460,321)
Phantom units issued, net of forfeitures	(22,166)
Awards available for future grant	240,689

We account for restricted units as equity awards since these awards will be settled by issuing common units. These restricted units generally vest over a three-year period and we assume a 10% forfeiture rate. A summary of our restricted units awarded for the three months ended March 31, 2015 is presented below:

Restricted awards:	Number of Restricted Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2014	109,800	$23.28
Units granted	294,100	$5.42
Units vested	(118,137)	$9.57
Units forfeited	(6,408)	$18.50
Outstanding at March 31, 2015	279,355	$10.39

As of March 31, 2015, there was approximately $2.1 million of unrecognized compensation costs related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 1.7 years.

During the three months ended March 31, 2015, we granted 202,000 unrestricted and 268,000 restricted common units with one-third vesting immediately and the other two-thirds vesting over two -years, and 26,100 restricted common units with a three-year vesting period.
We recognized $1.9 million and $5.5 million of total equity-based compensation expense for the three months ended March 31, 2015 and 2014, respectively. These costs are reported as a component of general and administrative expense in our unaudited condensed consolidated statement of operations.
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
At March 31, 2015, our open positions consisted of crude oil price swaps and collars consisting of long puts and short calls with the same strike price. Under commodity swap agreements, we exchange a stream of payments over time according to specified terms with another counterparty. In a typical commodity swap agreement, we agree to pay an adjustable or floating price tied to an agreed upon index for the oil commodity and in return receive a fixed price based on notional quantities. With the collars having the same strike prices, they settle like a swap.
Each call transaction has an established fixed price. When the settlement price is above the fixed price, we pay the counterparty an amount equal to the difference between the settlement price and the fixed price multiplied by the contract volume. If the settlement price is below the fixed price, the call option expires.
Each put transaction has an established fixed price. The counterparty charges a premium in order to enter into the put transactions. These premiums are deferred and will be paid monthly as the contracts settle. If the floating price is below the floor price, we receive from the counterparty an amount equal to the difference multiplied by the contract volume net of the deferred premium we owe upon contract settlement. If the floating price exceeds the fixed price, the put option expires and we pay the deferred premium.
We have elected not to designate commodity derivative contracts as hedges for accounting purposes; therefore, the mark-to-market adjustment reflecting the change in the fair value of unsettled derivative contracts is recorded in current period earnings. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash income or expenses due to changes in the fair value of our commodity derivative contracts. Net settlement gains or losses on derivative contracts only arise from net payments made or received on monthly settlements or if a commodity derivative contract is terminated prior to its expiration. Pursuant to the accounting standard that permits netting of assets and liabilities where the right of offset exists, we present the fair value of derivative financial instruments on a net basis by counterparty. At March 31, 2015 and December 31, 2014, we recorded the estimated fair value of the derivative contracts as a net asset of $27.2 million and $27.0 million, respectively.
As of March 31, 2015, we had the following oil derivative open positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day
Swaps - 2015	$91.17			1,521
Swaps - 2016	$90.01			1,110
Collars - 2015		$50.00	$50.00	699
Collars - 2016		$50.00	$50.00	1,110
During the three months ended March 31, 2015, we restructured a significant portion of our existing oil derivatives that were in place at December 31, 2014. This resulted in the early settlement of certain contracts existing at December 31, 2014, and entering into new oil derivative contracts which extend through September 2016. In connection with the early termination and modifications of our commodity derivative contracts, we received net proceeds of approximately $11.1 million from the early termination of contracts at January 31, 2015, received approximately $5.9 million from selling calls and paid out approximately $19.8 million in premiums to extend the contracts through September 2016. The restructuring also resulted in approximately $4.1 million in deferred put options. During the three months ended March 31, 2015 we paid $0.5 million of the deferred put premiums in connection with contract settlements.

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
The following tables summarizes the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our unaudited condensed consolidated balance sheets at March 31, 2015 and December 31, 2014 (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheet	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheet
March 31, 2015:
Assets
Derivative financial instruments - current asset	$27,392	$(4,448)	$22,944
Derivative financial instruments - long-term asset	9,253	(4,172)	5,081
Total	$36,645	$(8,620)	$28,025

Liabilities
Derivative financial instruments - current liability	$(2,385)	$2,385	$—
Derivative deferred premium - current liability	(2,063)	2,063	—
Derivative financial instruments - long-term liability	(3,508)	2,690	(818)
Derivative deferred premium - long-term liability	(1,482)	1,482	—
Total	$(9,438)	$8,620	$(818)

Net asset	$27,207	$—	$27,207

	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheet	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheet
December 31, 2014:
Assets
Derivative financial instruments - current asset	$26,202	$—	$26,202
Derivative financial instruments - long-term asset	842	—	842
Total	$27,044	$—	$27,044

Liabilities
Derivative financial instruments - current liability	$—	$—	$—
Derivative financial instruments - long-term liability	—	—	—
Total	$—	$—	$—

Net Asset	$27,044	$—	$27,044

The following table presents the impact of derivative financial instruments on the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Net settlements on matured derivatives	$4,760	$(921)
Net settlements on early terminations and modifications of derivatives	11,069	—
Change in fair value of unsettled derivatives, net	(14,185)	(1,127)
Total gain (loss) on derivatives, net	$1,644	$(2,048)
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
We account for our commodity derivatives and their corresponding deferred premiums at fair value on a recurring basis. We use certain pricing models to determine the fair value of our derivative financial instruments. Inputs to the pricing models include publicly available prices from a compilation of data gathered from third parties and brokers. We validate the data provided by our counterparties and third-party providers by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. See Note 4 for a summary of our derivative financial instruments.
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

We review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Estimating future cash flows involves the use of judgments, including estimation of the proved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. There were no impairment charges for the three months ended March 31, 2015 and 2014.

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3

March 31, 2015
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative financial instruments- asset	$—	$36,645	$—
Derivative financial instruments- liability	—	(5,893)	—
Derivative deferred premiums - liability	—	—	(3,545)
Net financial assets	$—	$30,752	$(3,545)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Asset retirement obligations	$—	$—	$21

December 31, 2014
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative financial instruments- asset	$—	$27,044	$—
Derivative financial instruments- liability	—	—	—
Net financial assets	$—	$27,044	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Asset retirement obligations	$—	$—	$3,171
Impairment of proved oil and natural gas properties	$—	$—	$30,206
A summary of the changes in Level 3 fair value measurements for the periods presented are as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(in thousands)
Balance of Level 3 at beginning of period	$—	$—
Derivative deferred premiums - purchases	(4,068)	—
Derivative deferred premiums - settlements	523	—
Balance of Level 3 at end of period	$(3,545)	$—
Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation techniques or related inputs for the three months ended March 31, 2015 and 2014.
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
AROs are recorded as a liability at their estimated present value at the various assets’ inception, with the offsetting charge to oil and natural gas properties. Periodic accretion of the discounted estimated liability is recorded in our unaudited condensed consolidated statement of operations. The discounted capitalized cost is amortized to expense through the depreciation calculation over the life of the assets based on proved developed reserves.
Changes in our ARO for the periods indicated are presented in the following table:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
	(in thousands)
Asset retirement obligation - beginning of period	$7,363	$3,942
Liabilities incurred for new wells and interest	21	3,171
Accretion expense	92	250
Asset retirement obligation - end of period	$7,476	$7,363
As of March 31, 2015 and December 31, 2014, all of our ARO were classified as long-term and were reported as “Asset Retirement Obligations” in our unaudited condensed consolidated balance sheets.

Note 7. Debt
As of March 31, 2015, our credit facility consists of a $250.0 million senior secured revolving credit facility that expires in November 2018. Borrowings under the revolving credit facility may not exceed our current borrowing base of $220.0 million as determined at April 2, 2015.
Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At March 31, 2015, we had $203.0 million of borrowings outstanding under the revolving credit facility. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0.
Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election: (i) the greater of the prime rate of the Royal Bank of Canada, the federal funds effective rate plus 0.50%, or the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. For the three months ended March 31, 2015, the average effective interest rate was approximately 2.69%. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.
During February 2015, the revolving credit facility was amended to allow our EBITDAX calculation, as defined in section 7.13 of the original revolving credit agreement, to reflect the net cash flows attributable to the restructured commodity derivative contracts that occurred during January 2015 to be recognized in specific amounts for the periods of the first quarter 2015 through the third quarter of 2016.
With the April 2, 2015 redetermination, our borrowing base was reduced to $220.0 million from $240.0 million. No other material terms of the original credit agreement were amended. The next scheduled borrowing base redetermination is expected to take place in October 2015. The borrowing base is determined by the lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other matters that may vary. The borrowing base is subject to scheduled redeterminations on or about April 30 and October 31 of each year with an additional redetermination during the period between each scheduled borrowing base determination, either at our request or at the request of the lenders. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract.
The revolving credit facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the credit agreement, together with accrued interest could be declared immediately due and payable. We were in compliance with all debt covenants throughout the period ended March 31, 2015.

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

Our general partner has entered into employment agreements with the following named employees of our general partner: Jeffrey R. Olmstead, Chief Executive Officer; and Charles R. Olmstead, Executive Chairman of the Board of our general partner. The previous employment agreement with S. Craig George was terminated in August 2014. The employment agreements provide for a term that commenced on August 1, 2011 and automatically renewed on August 1, 2014 for an additional year, unless earlier terminated, and will continue to automatically renew for one-year terms unless either we or the employee gives written notice of termination at least by February 1st preceding any such August 1st. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities, and authority as the board of directors of our general partner may specify from time to time, in roles consistent with such positions that are assigned to him. The agreement stipulates that if there is a change of control, termination of employment with cause or without cause, or death of the executive certain payments will be made to the executive officer. These payments, depending on the reason for termination, currently range from $0.8 million to $1.4 million, including the value of vesting of any outstanding units.
Note 9. Equity
Common Units
At March 31, 2015 and December 31, 2014, the Partnership’s equity consisted of 29,655,804 and 29,166,112 common units, respectively, representing approximately a 98.8% limited partnership interest in us.
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

The following sets forth the distributions we paid during the three months ended March 31, 2015 (in thousands, except per unit distribution):

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 13, 2015	October 1, 2014 - December 31, 2014	$0.125	$3,752
On April 20, 2015, the Board of Directors of our general partner approved a quarterly cash distribution for the first quarter of 2015 of $0.125 per unit, or $0.50 per unit on an annualized basis, which will be paid on May 14, 2015 to unitholders of record at the close of business on May 7, 2015. The aggregate amount of the distribution will be approximately $3.7 million.

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
Services Agreement
We are party to a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. During the three months ended March 31, 2015 and 2014, we reimbursed Mid-Con Energy Operating approximately $0.9 million and $1.0 million, for direct expenses, respectively. These costs are included in the general and administrative expenses in our unaudited condensed consolidated statements of operations.
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
During February and August, 2014, we acquired from Mid-Con Energy III, LLC, an affiliated company, certain oil properties located in Oklahoma and Texas. The terms of the acquisitions were approved by the Conflicts Committee of the Board of Directors of the General Partner (the “Conflicts Committee”). The Conflicts Committee, which is composed entirely of independent directors, retained independent legal and financial counsel to assist it in evaluating and negotiating the purchase agreements and the acquisitions. The purchase agreements contained representations and warranties, covenants and indemnification provisions that are typical for transactions of this nature and that were made or agreed to, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them. See Note 2 to the Unaudited Condensed Consolidated Financial Statements for more information regarding these acquisitions.
At March 31, 2015, we had payables to Mid-Con Energy Operating of approximately $1.1 million which was comprised of a joint interest billing payable of approximately $0.8 million and a payable for operating services of approximately $0.3 million. These amounts are included in the Accounts payable-related parties in our unaudited condensed consolidated balance sheets.
Note 11. New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures. On April 1, 2015, the Financial Accounting Standard Board tentatively decided to defer the effective date of Accounting Standard Update No. 2014-09 by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and to interim periods within that reporting period, with early adoption permitted.
In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the guidance simplifies and improves current guidance by placing more emphasis on risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect, if any, that this new guidance will have on our consolidated financial statements and related disclosures.
In April 2015, the Financial Accounting Board issued Accounting Standards Update No. 2015-03, Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.
Note 12. Subsequent Events
Distributions
On April 20, 2015, the Board of Directors of our general partner approved a quarterly cash distribution for the first quarter of 2015 of $0.125 per unit, or $0.50 on an annualized basis, which will be paid on May 14, 2015 to unitholders of record at the close of business on May 7, 2015. The aggregate amount of the distribution will be approximately $3.7 million.
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
Quarterly Highlights

On January 23, 2015, the Board of Directors of our general partner granted the issuance of 202,000 unrestricted and 268,000 restricted common units with one-third vesting immediately and the other two thirds vesting over two years, and
26,100 restricted common units with a three-year vesting period. All of these units were granted to certain employees of our affiliates and certain directors and founders of our general partner.

On January 26, 2015, we restructured a significant portion of our existing oil derivatives that were in place at December 31, 2014. This resulted in the early settlement of certain contracts existing at December 31, 2014, and entering into new oil derivative contracts which extend through September 2016.

On February 9, 2015, the revolving credit facility was amended to allow our EBITDAX calculation, as defined in section
7.13 of the original revolving credit agreement, to reflect the net cash flows attributable to the restructured commodity derivative contracts that occurred during January 2015 to be recognized in specific amounts for the periods of the first quarter 2015 through the third quarter of 2016.

On February 13, 2015, we paid a cash distribution to unitholders for the fourth quarter of 2014 at a rate of $0.125 per unit. The aggregate amount of the distribution was approximately $3.8 million.
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

Results of Operations
The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (dollars in thousands, except price per unit data):

	Three Months Ended March 31,
	2015	2014
Revenues:
Oil sales	$17,294	$21,638
Natural gas sales	277	169
Gain (loss) on derivatives, net	1,644	(2,048)
Total revenues	$19,215	$19,759
Operating costs and expenses:
Lease operating expenses	$8,915	$4,691
Oil and natural gas production taxes	$1,109	$1,356
Depreciation, depletion and amortization	$7,846	$3,663
General and administrative (1)	$3,641	$7,631
Interest expense	$1,727	$807
Production:
Oil (MBbls)	391	232
Natural gas (MMcf)	127	21
Total (MBoe)	412	236
Average net production (Boe/d)	4,578	2,622
Average sales price:
Oil (per Bbl):
Sales price	$44.23	$93.27
Effect of net settlements on matured derivative instruments (3)	$11.45	$(3.97)
Realized oil price after derivatives	$55.68	$89.30
Natural gas (per Mcf):
Sales price (2)	$2.18	$8.05
Average unit costs per Boe:
Lease operating expenses	$21.64	$19.88
Oil and natural gas production taxes	$2.69	$5.75
Depreciation, depletion and amortization	$19.04	$15.52
General and administrative expenses	$8.84	$32.33

(1)	General and administrative expenses include non-cash, equity-based compensation of $1.9 million and $5.5 million for the three months ended March 31, 2015 and 2014.

(2)	Natural gas sales price per Mcf includes the sale of natural gas liquids.

(3)	Effect of net settlements on commodity derivative instruments does not include the $11.1 million received from restructuring the previous oil derivative contracts in January 2015.

Three Months Ended March 31, 2015 Compared with the Three Months Ended March 31, 2014
We reported a net loss of approximately $4.1 million for the three months ended March 31, 2015, compared to a net income of approximately $1.6 million for the three months ended March 31, 2014, a decrease of approximately $5.7 million. The change was primarily attributable to lower oil prices, higher depreciation, depletion and amortization ("DD&A") expense and higher lease operating expenses for the three months ended March 31, 2015.
Sales Revenues. Revenues from oil and natural gas sales for the three months ended March 31, 2015, were approximately $17.6 million compared to approximately $21.8 million for the three months ended March 31, 2014. Despite the year over year production growth resulting from incremental volumes from acquisitions of properties in 2014, revenues were negatively affected by lower oil and gas prices driven by market conditions. Oil market prices fell from $100.51 per barrel in March 2014 to $55.00 per barrel by the end of 2014 and $47.85 at March 31, 2015. Our average sales price per barrel of oil, excluding commodity derivative contracts, for the three months ended March 31, 2015 was approximately $44.23, compared with approximately $93.27 for the three months ended March 31, 2014.
On average, our production volumes for the three months ended March 31, 2015, were approximately 412 MBoe, or approximately 4,578 Boe per day on average. In comparison, our total production volumes for the three months ended March 31, 2014, were approximately 236 MBoe, or approximately 2,622 Boe per day on average. The increase in production volumes was primarily due to acquisitions of additional oil properties in 2014 and drilling and recompletion efforts in our Northeastern Oklahoma core area.
Effects of Commodity Derivative Contracts. We utilize NYMEX contracts to hedge against changes in commodity prices. To the extent the future commodity price outlook declines between measurement periods, we will have gains on our unsettled derivatives. To the extent future commodity price outlook increases between measurement periods, we will have losses on our unsettled derivatives. During the three months ended March 31, 2015, we recorded a net gain of approximately $1.6 million which was composed of approximately $15.8 million gain on net cash settlements of derivative contracts and approximately $14.2 million non-cash loss on changes in fair value of unsettled derivative contracts. The realized gain of approximately $15.8 million consists of approximately $11.1 million for the early termination of our contracts in place and approximately $4.7 million from settled derivatives in place during the three months ended March 31, 2015. The unrealized loss of approximately $14.2 million is primarily related to the $11.1 million gain from early termination of the contracts and to the $3.6 million gain upon settlement in January 2015 for contracts that were not early terminated or modified, both of which were previously recognized in the results of operations during the year ended December 31, 2014. For the three months ended March 31, 2014, we recorded a net loss from our commodity hedging instruments of approximately $2.0 million, which was composed of a loss of approximately $0.9 million on net cash settlements of derivative contracts and approximately $1.1 million non-cash loss on changes in fair value of unsettled derivative contracts.
Lease Operating Expenses. Our lease operating expenses were approximately $8.9 million for the three months ended March 31, 2015, or approximately $21.64 per Boe, compared to approximately $4.7 million for the three months ended March 31, 2014, or approximately $19.88 per Boe. The increase in total lease operating expenses over the prior year’s quarter was primarily attributable to the acquisitions of additional oil properties in 2014 and the additional number of producing wells resulting from our drilling and recompletion programs. The increase in average costs per Boe reflects higher costs of operations in comparison to the proportional increases in production in our Hugoton and Southern Oklahoma core areas during the current period.
Production Taxes. Production taxes are calculated as a percentage of our oil and natural gas revenues, excluding the effects of our commodity derivative contracts. For the three months ended March 31, 2015, our production taxes were approximately $1.1 million, or approximately $2.69 per Boe for an effective tax rate of approximately 6.3%, compared to approximately $1.4 million for the three months ended March 31, 2014, or approximately $5.75 per Boe for an effective tax rate of approximately 6.2%. The decrease in production taxes during the three months ended March 31, 2015 was directly related to lower oil and natural gas revenues driven by lower oil prices. The decrease in price per Boe is primarily attributable to the 2014 acquisitions of properties in Texas that have a lower production tax rate as compared to our legacy properties in Oklahoma.
Depreciation, Depletion and Amortization Expenses. Our depreciation, depletion and amortization expenses (“DD&A”) on producing properties for the three months ended March 31, 2015, were approximately $7.8 million, or approximately $19.04 per Boe produced, compared to approximately $3.7 million, or approximately $15.52 per Boe produced, for the three months ended March 31, 2014. The increase in DD&A was primarily due to the increase in the total asset value of our oil and natural gas properties due to the acquisitions of additional oil properties in 2014. The increase in DD&A per Boe was due to higher depletion rates in some of the oil and gas properties acquired in 2014.

General and Administrative Expenses. Our general and administrative expenses were approximately $3.6 million for the three months ended March 31, 2015, or approximately $8.84 per Boe produced, compared to approximately $7.6 million for the three months ended March 31, 2014 or approximately $32.33 per Boe produced. The overall decrease in general and administrative expenses for the three months ended March 31, 2015 was attributed to lower compensation costs related to our non-cash equity-based compensation plan resulting principally from the lower price of our common units. Non-cash equity based compensation was $1.9 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively.
Interest Expense. Our interest expense for the three months ended March 31, 2015, was approximately $1.7 million, compared to $0.8 million for the three months ended March 31, 2014. The increase in interest expense during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was due to higher borrowings outstanding from our revolving credit facility.
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
Crude oil prices have fallen to five-year lows, potentially impacting the way we conduct business. We have implemented a number of adjustments to strengthen our competitive position. In addition to restructuring our commodity derivative contracts during the first quarter of 2015 to provide greater oil price protection over a longer period of time, we are aggressively pursuing costs reductions in order to improve profitability.
Our liquidity position as of March 31, 2015, consisted of approximately $0.3 million of available cash, and $37.0 million of available borrowings under our revolving credit facility. On April 2, 2015, our borrowing base was revised downward from $240.0 million to $220.0 million upon the scheduled borrowing redetermination. As of April 2, 2015, our $250.0 million revolving credit facility had a remaining borrowing capacity of $17.0 million ($220.0 million borrowing base less $203.0 million of outstanding borrowings). Borrowings under the revolving credit facility may not exceed our current borrowing base of $220.0 million. The next scheduled borrowing base redetermination is expected to take place in October 2015.
Our primary use of capital has been for the acquisition and development of oil and natural gas properties. Our future success in growing reserves and production volumes will be highly dependent on the capital resources available and our success in drilling or acquiring additional reserves. As we pursue profitable reserves and production growth, we continually monitor our liquidity and the credit markets. Additionally, we continue to monitor events and circumstances surrounding each of the lenders in our revolving credit facility.

Cash Flow
Cash flow provided by (used in) each type of activity was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Operating activities	$8,283	$11,850
Investing activities	(5,376)	(13,639)
Financing activities	(5,839)	738
Operating Activities. Net cash provided by operating activities was approximately $8.3 million and $11.9 million for the three months ended March 31, 2015 and 2014, respectively. The $3.6 million decrease from 2014 to 2015 was primarily attributable to decreased oil sales revenues due to lower oil prices combined with higher lease operating expenses and partially offset by a decrease in working capital.
Investing Activities. Net cash used in investing activities was approximately $5.4 million and approximately $13.6 million for the three months ended March 31, 2015 and 2014, respectively. Cash used in investing activities during the three months ended March 31, 2015 included capital expenditures of approximately $5.4 million primarily for drilling and completion activities in our Northeastern Oklahoma and Permian properties. Cash used in investing activities during the three months ended March 31, 2014 included approximately $7.2 million for the acquisition of additional working interests. We also spent $6.4 million on capital expenditures, primarily for drilling, development and completion activities.
Financing Activities. Our cash flows from financing activities consisted primarily of proceeds from and payments on our revolving credit facility, and distributions to unitholders. Net cash used in financing activities was approximately $5.8 million which included net payments on our revolving credit facility of $2.0 million, cash distributions to unitholders of approximately $3.7 million and approximately $0.1 million of incremental offering costs from our November 2014 public offering. Cash provided by financing activities during the three months ended March 31, 2014 was approximately $0.7 million which included net proceeds from borrowings under our revolving credit facility of $11.0 million which were used to finance the acquisition of properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas, in February 2014 and to develop capital projects.We also made cash distributions to our unitholders of approximately $10.3 million.
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

We currently expect capital spending for the remainder of 2015 for the development, growth and maintenance of our oil and natural gas properties to be approximately $11.3 million. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

Revolving Credit Facility
We have a $250.0 million senior secured revolving credit facility that expires in November 2018. Borrowings under the revolving credit facility may not exceed our current borrowing base of $220.0 million as determined at April 2, 2015.
Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. The remaining borrowing capacity under our revolving credit facility was approximately $37.0 million and $17.0 million at March 31, 2015 and April 2, 2015, respectively. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0. We were in compliance with all of the facility’s financial covenants throughout the period ended March 31, 2015.
With the April 2, 2015 redetermination, our borrowing base was reduced to $220.0 million from $240.0 million. The next scheduled borrowing base redetermination is expected to take place in October 2015.
For additional information about our long-term debt, such as interest rates and covenants, please see “Item 1. Financial Statements” contained herein.
Derivative Contracts
At March 31, 2015, our open commodity derivative contracts were in a net asset position with a fair value of approximately $27.2 million. All of our commodity derivative contracts are with major financial institutions. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments in the event of lower commodity prices and we could incur a loss. As of March 31, 2015, all of our counterparties had performed pursuant to their commodity derivative contracts.
See Note 4 to the unaudited condensed consolidated financial statements within this report for a discussion of our commodity derivative contracts.

Off–Balance Sheet Arrangements
As of March 31, 2015, we had no off–balance sheet arrangements.
Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures. On April 1, 2015, the Financial Accounting Standard Board tentatively decided to defer the effective date of Accounting Standard Update No. 2014-09 by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and to interim periods within that reporting period, with early adoption permitted.
In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the guidance simplifies and improves current guidance by placing more emphasis on risk of loss when determining a controlling financial interest and reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE. The standard is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. We are currently evaluating the effect, if any, that this new guidance will have on our consolidated financial statements and related disclosures.
In April 2015, the Financial Accounting Board issued Accounting Standards Update No. 2015-03, Interest: Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.
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
Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. The fair value of our oil commodity contracts at March 31, 2015, was a net asset of approximately $27.2 million. A 10% change in oil prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil commodity contracts of approximately $5.6 million. Please see “Item 1. Financial Statements” contained herein for additional information.
Interest Rate Risk

Our exposure to changes in interest rates relates primarily to debt obligations. At March 31, 2015, we had debt outstanding of $203.0 million, with an effective interest rate of approximately 2.7%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $0.5 million for the three months ended March 31, 2015. Our revolving credit facility allows borrowings up to $220.0 million at an interest rate ranging from LIBOR plus a margin ranging from 1.75% to 2.75% or the prime rate plus a margin ranging from 0.75% to 1.75%, depending on the amount borrowed. The prime rate will be the United States prime rate as announced from time-to-time by the Royal Bank of Canada. Please see “Item 1. Financial Statements” contained herein for additional information.
Counterparty and Customer Credit Risk
We are subject to credit risk due to the concentration of our revenues attributable to a small number of customers for our current 2015 production. The inability or failure of any of our customers to meet its obligations to us or its insolvency or liquidation may adversely affect our financial results. However, our current purchasers have positive payment histories.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
Changes in Internal Controls Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes with respect to the risk factors disclosed in our Annual Report for the year ended December 31, 2014.
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

MID-CON ENERGY PARTNERS, LP

	By:	Mid-Con Energy GP, LLC, its general partner

May 5, 2015	By:	/s/ Michael D. Peterson
Michael D. Peterson
Chief Financial Officer