Form 10-Q
period 2015-06-30
Mid-Con Energy Partners, LP
filed 2015-08-03
CIK 1527709

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 3, 2015, the registrant had 29,733,355 limited partner units and 360,000 general partner units outstanding.

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

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except number of units)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$789	$3,232
Accounts receivable:
Oil and natural gas sales	7,020	8,051
Other	783	4,070
Derivative financial instruments	15,245	26,202
Prepaids and other	439	652
Total current assets	24,276	42,207
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, successful efforts method:
Proved properties	509,086	501,191
Accumulated depletion, depreciation, amortization and impairment	(109,933)	(93,896)
Total property and equipment, net	399,153	407,295
DERIVATIVE FINANCIAL INSTRUMENTS	2,113	842
OTHER ASSETS	3,925	4,284
Total assets	$429,467	$454,628
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$3,081	$3,630
Related parties	1,213	3,989
Accrued liabilities	115	397
Total current liabilities	4,409	8,016
DERIVATIVE FINANCIAL INSTRUMENTS	527	—
OTHER LONG-TERM LIABILITIES	107	107
LONG-TERM DEBT	200,000	205,000
ASSET RETIREMENT OBLIGATIONS	7,614	7,363
COMMITMENTS AND CONTINGENCIES
EQUITY, per accompanying statements:
Partnership equity:
General partner interest	1,093	1,328
Limited partners- 29,655,804 and 29,166,112 units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	215,717	232,814
Total equity	216,810	234,142
Total liabilities and equity	$429,467	$454,628
See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Oil sales	$21,244	$24,216	$38,538	$45,854
Natural gas sales	367	119	644	288
Loss on derivatives, net	(8,871)	(4,891)	(7,227)	(6,939)
Total revenues	12,740	19,444	31,955	39,203
Operating costs and expenses:
Lease operating expenses	7,617	6,596	16,532	11,287
Oil and natural gas production taxes	1,319	1,493	2,428	2,849
Depreciation, depletion and amortization	8,191	4,672	16,037	8,335
Accretion of discount on asset retirement obligations	93	59	185	111
General and administrative	1,637	1,725	5,278	9,356
Total operating costs and expenses	18,857	14,545	40,460	31,938
Income (loss) from operations	(6,117)	4,899	(8,505)	7,265
Other income (expense):
Interest income and other	3	2	6	4
Interest expense	(1,830)	(1,054)	(3,557)	(1,861)
Total other expense	(1,827)	(1,052)	(3,551)	(1,857)
Net income (loss)	$(7,944)	$3,847	$(12,056)	$5,408
Computation of net income (loss) per limited partner unit:
General partners’ interest in net income (loss)	$(95)	$65	$(145)	$93
Limited partners’ interest in net income (loss)	$(7,849)	$3,782	$(11,911)	$5,315

Net income (loss) per limited partner unit:
Basic	$(0.26)	$0.18	$(0.40)	$0.26
Diluted	$(0.26)	$0.18	$(0.40)	$0.26

Weighted average limited partner units outstanding:
Limited partner units (basic)	29,656	21,061	29,572	20,532
Limited partner units (diluted)	29,656	21,082	29,572	20,557

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(12,056)	$5,408
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	16,037	8,335
Debt issuance costs amortization	559	92
Accretion of discount on asset retirement obligations	185	111
Mark-to-market on derivatives:
Loss on derivatives, net	7,227	6,939
Cash settlements received (paid) for matured derivatives, net	7,183	(2,993)
Cash settlements received from early termination and modification of derivatives, net	11,069	—
Cash premiums paid for derivatives, net	(15,266)	—
Non-cash equity-based compensation	2,316	5,764
Changes in operating assets and liabilities:
Accounts receivable	1,031	(1,425)
Other receivables	3,287	29
Prepaids and other	13	(201)
Accounts payable and accrued liabilities	(2,807)	3,400
Net cash provided by operating activities	18,778	25,459
Cash Flows from Investing Activities:
Additions to oil and natural gas properties	(8,628)	(16,062)
Acquisitions of oil and natural gas properties	(1)	(14,607)
Net cash used in investing activities	(8,629)	(30,669)
Cash Flows from Financing Activities:
Proceeds from line of credit	23,000	61,000
Payments on line of credit	(28,000)	(34,000)
Offering costs	(88)	—
Distributions paid	(7,504)	(21,294)
Debt issuance costs	—	(90)
Net cash (used in) provided by financing activities	(12,592)	5,616
Net (decrease) increase in cash and cash equivalents	(2,443)	406
Beginning cash and cash equivalents	3,232	1,434
Ending cash and cash equivalents	$789	$1,840

Supplemental Cash Flow Information:
Cash paid for interest	$3,039	$1,823
Non-Cash Investing and Financing Activities:
Accrued capital expenditures - oil and natural gas properties	$477	$785
Common units issued - acquisition of oil properties	$—	$34,001
See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries
Condensed Consolidated Statement of Changes in Equity
(in thousands)
(Unaudited)

		Limited Partner
	General Partner	Units	Amount	Total Equity
Balance, December 31, 2014	$1,328	29,166	$232,814	$234,142
Equity-based compensation	—	490	2,316	2,316
Offering costs	—	—	(88)	(88)
Distributions	(90)	—	(7,414)	(7,504)
Net loss	(145)	—	(11,911)	(12,056)
Balance, June 30, 2015	$1,093	29,656	$215,717	$216,810
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

Eastern Shelf acquisition

During November 2014, we acquired multiple oil properties located in Coke, Coleman, Fisher, Haskell, Jones, Kent, Nolan, Runnels, Stonewall, Taylor, and Tom Green Counties, Texas ("Eastern Shelf") for an aggregate purchase price of approximately $117.6 million, subject to customary post-closing purchase price adjustments. The transaction was primarily funded with borrowings under our revolving credit facility of approximately $21.6 million in cash and the issuance of 5,800,000 common units having an approximate value of $96.0 million, net of offering costs. The recognized fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Fair value of net assets:
Oil properties	$119,438
Total assets acquired	$119,438
Fair value of net liabilities assumed:
Asset retirement obligation	1,851
Fair value of net assets acquired	$117,587
Oilton acquisition

During August 2014, we acquired from our affiliate, Mid-Con Energy III, LLC, a certain oil property located in Creek County, Oklahoma ("Oilton") for an aggregate purchase price of approximately $56.5 million. The transaction was primarily funded with borrowings under our revolving credit facility of approximately $4.5 million in cash and the issuance of 2,214,659 common units having an approximate value of $52.0 million.

The recognized fair values of the assets acquired and liabilities assumed are as follows (in thousands):

Fair Value of net assets:
Oil property	$56,979
Total assets acquired	$56,979
Fair Value of net liabilities assumed:
Asset retirement obligation	479
Net assets acquired	$56,500
Liberty South acquisition
During August 2014, we acquired a waterflood unit in Liberty County, Texas ("Liberty South") for approximately $18.9 million. The acquisition was financed with borrowings under our revolving credit facility.

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

Note 3. Equity Awards
We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its affiliates, including Mid-Con Energy Operating, LLC (“Mid-Con Energy Operating”), who perform services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, unrestricted units, restricted units, phantom units, distribution equivalent rights granted with phantom units, and other types of awards, and it is administered by the members of our general partner (the "Founders") and approved by the Board of Directors of the general partner. The Long-Term Incentive Program permits the grant of awards covering an aggregate of 1,764,000 units under the Form S-8 we filed with the SEC on January 25, 2012. If an employee terminates employment prior to the restriction lapse date, the awarded units are forfeited and canceled and are no longer considered issued and outstanding. The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at June 30, 2015:

Number of Common Units
Approved and authorized awards	1,764,000
Unrestricted units granted	(1,040,824)
Restricted units granted, net of forfeitures	(460,321)
Phantom units issued, net of forfeitures	(22,166)
Awards available for future grant	240,689

We account for restricted units as equity awards since these awards will be settled by issuing common units. These restricted units generally vest over a three-year period and we assume a 10% forfeiture rate. A summary of our restricted units awarded for the six months ended June 30, 2015 is presented below:

Restricted awards:	Number of Restricted Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2014	109,800	$23.28
Units granted	294,100	$5.42
Units vested	(119,070)	$9.69
Units forfeited	(6,408)	$18.50
Outstanding at June 30, 2015	278,422	$10.34

As of June 30, 2015, there was approximately $1.7 million of unrecognized compensation costs related to non-vested restricted units. The cost is expected to be recognized over a weighted average period of approximately 1.5 years.
During the six months ended June 30, 2015, we granted 202,000 unrestricted and 268,000 restricted common units with one-third vesting immediately and the other two-thirds vesting over two-years, and 26,100 restricted common units with a three-year vesting period.
We recognized $0.4 million and $2.4 million of total equity-based compensation expense for the three and six months ended June 30, 2015, respectively, and for the three and six months ended June 30, 2014 we recognized $0.3 million and $6.0 million of total equity-based compensation expense, respectively. These costs are reported as a component of general and administrative expense in our unaudited condensed consolidated statement of operations.
Note 4. Derivative Financial Instruments
The objective of our risk management program is to achieve more predictable cash flows by reducing our exposure to short-term fluctuations in the price of oil and natural gas.  We believe this strategy will protect our ability to make current distributions and, by retaining some opportunity to participate in upward price movements, may also enhance our position to increase distributions in the future.  To this end, we utilize financial derivatives-namely swaps, calls and puts-to manage a portion of our exposure to commodity prices and specific delivery points.  We enter into commodity derivative contracts and/or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent to do so.

At June 30, 2015, our open positions consisted of crude oil price swaps and collars consisting of long puts and short calls with the same strike price. Under commodity swap agreements, we exchange a stream of payments over time according to specified terms with another counterparty. In a typical commodity swap agreement, we agree to pay an adjustable or floating price tied to an agreed upon index for the oil commodity and in return receive a fixed price based on notional quantities. With the collars having the same strike prices, they settle like a swap.
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
We have elected not to designate commodity derivative contracts as hedges for accounting purposes; therefore, the mark-to-market adjustment reflecting the change in the fair value of unsettled derivative contracts is recorded in current period earnings. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash gains or losses due to changes in the fair value of our commodity derivative contracts. Net settlement gains or losses on derivative contracts only arise from net payments made or received on monthly settlements or if a commodity derivative contract is terminated prior to its expiration. Pursuant to the accounting standard that permits netting of assets and liabilities where the right of offset exists, we present the fair value of derivative financial instruments on a net basis. At June 30, 2015 and December 31, 2014, we recorded the estimated fair value of the derivative contracts as a net asset of $16.8 million and $27.0 million, respectively.
As of June 30, 2015, we had the following oil derivative open positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day
Swaps - 2015	$90.63			2,446
Swaps - 2016	$84.11			1,434
Collars - 2015		$50.00	$50.00	489
Collars - 2016		$50.00	$50.00	1,107
During the first quarter of 2015, we restructured a significant portion of our existing oil derivatives that were in place at December 31, 2014. This resulted in the early settlement of certain contracts existing at December 31, 2014, and entering into new oil derivative contracts which extend through September 2016. In connection with the early termination and modifications of our commodity derivative contracts, we received net proceeds of approximately $11.1 million from the early termination of contracts at January 31, 2015, received approximately $5.9 million from selling calls and paid out approximately $19.8 million in premiums to extend the contracts through September 2016. The restructuring also resulted in approximately $4.1 million in deferred put options. As of June 30, 2015, we had paid $1.4 million of the deferred put premiums in connection with contract settlements.
Our oil derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, it is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. We evaluate the credit standing of such counterparties by reviewing their credit rating. As of June 30, 2015, the counterparties to our derivative contracts currently in place are lenders under our revolving credit facility and have investment grade credit ratings.
The following tables summarizes the gross fair value by the appropriate balance sheet classification, even when the derivative instruments are subject to netting arrangements and qualify for net presentation in our unaudited condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 (in thousands):

	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheet	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheet
June 30, 2015:
Assets
Derivative financial instruments - current asset	$21,953	$(6,708)	$15,245
Derivative financial instruments - long-term asset	4,352	(2,239)	2,113
Total	$26,305	$(8,947)	$17,358

Liabilities
Derivative financial instruments - current liability	$(4,779)	$4,779	$—
Derivative deferred premium - current liability	(1,929)	1,929	—
Derivative financial instruments - long-term liability	(2,068)	1,541	(527)
Derivative deferred premium - long-term liability	(698)	698	—
Total	$(9,474)	$8,947	$(527)

Net Asset	$16,831	$—	$16,831

	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheet	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheet
December 31, 2014:
Assets
Derivative financial instruments - current asset	$26,202	$—	$26,202
Derivative financial instruments - long-term asset	842	—	842
Total	$27,044	$—	$27,044

Liabilities
Derivative financial instruments - current liability	$—	$—	$—
Derivative financial instruments - long-term liability	—	—	—
Total	$—	$—	$—

Net Asset	$27,044	$—	$27,044

The following table presents the impact of derivative financial instruments on the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net settlements on matured derivatives	$2,423	$(2,072)	$7,183	$(2,993)
Net settlements on early terminations and modifications of derivatives	—	—	11,069	—
Change in fair value of unsettled derivatives, net	(11,294)	(2,819)	(25,479)	(3,946)
Total loss on derivatives, net	$(8,871)	$(4,891)	$(7,227)	$(6,939)

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
We review our long-lived assets to be held and used, including proved oil and natural gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. In this circumstance, we recognize an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset. Estimating future cash flows involves the use of judgments, including estimation of the proved oil and natural gas reserve quantities, timing of development and production, expected future commodity prices, capital expenditures and production costs. There were no impairment charges for the three and six months ended June 30, 2015 and 2014.

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014 (in thousands):

	Level 1	Level 2	Level 3

June 30, 2015
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative financial instruments- asset	$—	$26,305	$—
Derivative financial instruments- liability	—	(6,847)	—
Derivative deferred premiums - liability	—	—	(2,627)
Net financial assets	$—	$19,458	$(2,627)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Asset retirement obligations	$—	$—	$66

December 31, 2014
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative financial instruments- asset	$—	$27,044	$—
Derivative financial instruments- liability	—	—	—
Net financial assets	$—	$27,044	$—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Asset retirement obligations	$—	$—	$3,171
Impairment of proved oil and natural gas properties	$—	$—	$30,206
A summary of the changes in Level 3 fair value measurements for the periods presented are as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(in thousands)
Balance of Level 3 at beginning of period	$—	$—
Derivative deferred premiums - purchases	(4,068)	—
Derivative deferred premiums - settlements	1,441	—
Balance of Level 3 at end of period	$(2,627)	$—
Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation techniques or related inputs for the six months ended June 30, 2015 and 2014.
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

Changes in our ARO for the periods indicated are presented in the following table:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
	(in thousands)
Asset retirement obligation - beginning of period	$7,363	$3,942
Liabilities incurred for new wells and interest	53	3,171
Revision of estimates	13	—
Accretion expense	185	250
Asset retirement obligation - end of period	$7,614	$7,363
As of June 30, 2015 and December 31, 2014, all of our ARO were classified as long-term and were reported as “Asset Retirement Obligations” in our unaudited condensed consolidated balance sheets.

Note 7. Debt
As of June 30, 2015, our credit facility consists of a $250.0 million senior secured revolving credit facility that expires in November 2018. Borrowings under the revolving credit facility may not exceed our current borrowing base of $220.0 million as determined at April 2, 2015.
Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. At June 30, 2015, we had $200.0 million of borrowings outstanding under the revolving credit facility. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0.
Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election: (i) the greater of the prime rate of the Royal Bank of Canada, the federal funds effective rate plus 0.50%, or the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 0.75% to 1.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or (ii) the applicable LIBOR plus a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage. For the three months ended June 30, 2015, the average effective interest rate was approximately 2.95%. The unused portion of the borrowing base is subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.
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
The revolving credit facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the credit agreement, together with accrued interest could be declared immediately due and payable. We were in compliance with all debt covenants throughout the period ended June 30, 2015.

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

Our general partner has entered into employment agreements with the following named employees of our general partner: Jeffrey R. Olmstead, President and Chief Executive Officer; and Charles R. Olmstead, Executive Chairman of the Board of our general partner. The previous employment agreement with S. Craig George was terminated in August 2014. The employment agreements provide for a term that commenced on August 1, 2011 and automatically renewed on August 1, 2014 for an additional year, unless earlier terminated, and will continue to automatically renew for one-year terms unless either we or the employee gives written notice of termination at least by February 1st preceding any such August 1st. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities, and authority as the board of directors of our general partner may specify from time to time, in roles consistent with such positions that are assigned to him. The agreement stipulates that if there is a change of control, termination of employment with cause or without cause, or death of the executive certain payments will be made to the executive officer. These payments, depending on the reason for termination, currently range from $0.8 million to $1.4 million, including the value of vesting of any outstanding units.
Note 9. Equity
Common Units
At June 30, 2015 and December 31, 2014, the Partnership’s equity consisted of 29,655,804 and 29,166,112 common units, respectively, representing approximately a 98.8% limited partnership interest in us.
On May 5, 2015, we entered into an Equity Distribution Agreement (the “Agreement”) to sell, from time to time through or to the Managers (as defined in the Agreement), up to $50.0 million in common units representing limited partner interests (“Common Units”). The sales, if any, of Common Units made under the Agreement will be made by any method permitted by law deemed to be an "at-the-market-offering" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"), including without limitation, sales made directly on the NASDAQ Global Select Market, on any other existing trading market for our common units or to or through a market maker. We intend to use the net proceeds of any sales pursuant to the Equity Distribution Agreement, after deducting the Managers’ commissions and offering expenses, for general purposes, which may include, among other things, repayment of indebtedness, future acquisitions, capital expenditures and additions to working capital. The Common Units to be issued are registered under a previously filed shelf registration statement on Form S-3 (File No. 333-195669), which was declared effective by the SEC on October 21, 2014. During the three months ended June 30, 2015, we did not sell any common units.
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

The following sets forth the distributions we paid during the six months ended June 30, 2015 (in thousands, except per unit distribution):

Date Paid	Period Covered	Distribution per Unit	Total Distribution
February 13, 2015	October 1, 2014 - December 31, 2014	$0.125	$3,752
May 14, 2015	January 1, 2015 - March 31, 2015	$0.125	$3,752
On July 22, 2015, the Board of Directors of our general partner approved a quarterly cash distribution for the second quarter of 2015 of $0.125 per unit, or $0.50 per unit on an annualized basis, which will be paid on August 13, 2015, to unitholders of record at the close of business on August 6, 2015. The aggregate amount of the distribution will be approximately $3.8 million.
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
Services Agreement
We are party to a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. During the three and six months ended June 30, 2015, we reimbursed Mid-Con Energy Operating approximately $0.8 million and $1.7 million, for direct expenses, respectively. These costs are included in the general and administrative expenses in our unaudited condensed consolidated statements of operations.
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
During February and August 2014, we acquired from Mid-Con Energy III, LLC, an affiliated company, certain oil properties located in Oklahoma and Texas. The terms of the acquisitions were approved by the Conflicts Committee of the Board of Directors of the General Partner (the “Conflicts Committee”). The Conflicts Committee, which is composed entirely of independent directors, retained independent legal and financial counsel to assist it in evaluating and negotiating the purchase agreements and the acquisitions. The purchase agreements contained representations and warranties, covenants and indemnification provisions that are typical for transactions of this nature and that were made or agreed to, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them. See Note 2 to the Unaudited Condensed Consolidated Financial Statements for more information regarding these acquisitions.
At June 30, 2015, we had payables to Mid-Con Energy Operating of approximately $1.2 million which was comprised of a joint interest billing payable of approximately $0.9 million and a payable for operating services of approximately $0.3 million. These amounts are included in the Accounts payable-related parties in our unaudited condensed consolidated balance sheets.

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
Note 12. Subsequent Events
Distributions
On July 22, 2015, the Board of Directors of our general partner approved a quarterly cash distribution for the second quarter of 2015 of $0.125 per unit, or $0.50 on an annualized basis, which will be paid on August 13, 2015, to unitholders of record at the close of business on August 6, 2015. The aggregate amount of the distribution will be approximately $3.8 million.
Also on July 22, 2015, the Board of Directors of our general partner authorized the issuance of 54,551 unrestricted common units, 69,000 equity-settled phantom units with one-third vesting immediately and the other two thirds vesting over two-years, and 46,500 equity-settled phantom units with a three-year vesting period. The equity-settled phantom units do not have any rights or privileges of a unit holder, including right to distributions, until vesting and the resulting conversion into common units. These units were granted to certain employees of our affiliates and certain directors and founders of our general partner.

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

Our properties are located primarily in the Mid-Continent and Permian Basin regions of the United States in five core areas: Southern Oklahoma, Northeastern Oklahoma, parts of Oklahoma, Colorado and Texas within the Hugoton, Texas Gulf Coast and Texas within the Eastern Shelf of the Permian ("Permian"). Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.
We are an “emerging growth company” as defined in Section 101 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act.
Quarterly Highlights

Cash Distributions
On May 14, 2015, we paid a cash distribution to unitholders for the first quarter of 2015 at a rate of $0.125 per unit. The aggregate amount of the distribution was approximately $3.8 million.

Appointment of Certain Officers

On June 23, 2015, we announced the following changes to the executive officer positions, to be effective July 1, 2015:

•	Mr. Bradley A. Cox was named Executive Vice President of Business Development and Chief Engineer, replacing Dr. Michael L. Wiggins whose resignation was effective on July 1, 2015.

•	Mrs. Sherry L. Morgan was named Chief Accounting Officer of the General Partner, replacing Mr. David A. Culbertson whose resignation was effective on July 1, 2015.

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
The objective of our risk management program is to achieve more predictable cash flows by reducing our exposure to short-term fluctuations in the price of oil and natural gas. We believe this strategy will protect our ability to make current distributions and, by retaining some opportunity to participate in upward price movements, may also enhance our position to increase distributions in the future. To this end, we utilize commodity derivatives-namely swaps, calls and puts-to manage our exposure to commodity prices and specific delivery points. We enter into commodity derivative contracts and/or modify our portfolio of existing derivative contracts when we believe market conditions or other circumstances suggest that it is prudent to do so. We conduct our risk management activities exclusively with participant lenders in our revolving credit facility.
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

Results of Operations
The table below summarizes certain of the results of operations and period-to-period comparisons for the periods indicated (dollars in thousands, except price per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Oil sales	$21,244	$24,216	$38,538	$45,854
Natural gas sales	367	119	644	288
Loss on derivatives, net	(8,871)	(4,891)	(7,227)	(6,939)
Total revenues	$12,740	$19,444	$31,955	$39,203
Operating costs and expenses:
Lease operating expenses	$7,617	$6,596	$16,532	$11,287
Oil and natural gas production taxes	$1,319	$1,493	$2,428	$2,849
Depreciation, depletion and amortization	$8,191	$4,672	$16,037	$8,335
General and administrative (1)	$1,637	$1,725	$5,278	$9,356
Interest expense	$1,830	$1,054	$3,557	$1,861
Production:
Oil (MBbls)	397	245	788	477
Natural gas (MMcf)	139	19	266	40
Total (MBoe)	420	248	832	484
Average net production (Boe/d)	4,615	2,725	4,597	2,674
Average sales price:
Oil (per Bbl):
Sales price	$53.51	$98.84	$48.91	$96.13
Effect of net settlements on matured derivative instruments (3)	$5.50	$(8.46)	$8.44	$(6.27)
Realized oil price after derivatives	$59.01	$90.38	$57.35	$89.86
Natural gas (per Mcf):
Sales price (2)	$2.64	$6.26	$2.42	$7.20
Average unit costs per Boe:
Lease operating expenses	$18.14	$26.60	$19.87	$23.32
Oil and natural gas production taxes	$3.14	$6.02	$2.92	$5.89
Depreciation, depletion and amortization	$19.50	$18.84	$19.28	$17.22
General and administrative expenses	$3.90	$6.96	$6.34	$19.33

(1)
General and administrative expenses include non-cash, equity-based compensation of $0.4 million and $2.3 million for the three and six months ended June 30, 2015; and $0.3 million and $5.8 million for the three and six months ended June 30, 2014, respectively.

(2)	Natural gas sales price per Mcf includes the sale of natural gas liquids.

(3)	Effect of net settlements on commodity derivative instruments does not include the $11.1 million received from restructuring the previous oil derivative contracts in January 2015.

Three Months Ended June 30, 2015 Compared with the Three Months Ended June 30, 2014
We reported a net loss of approximately $7.9 million for the three months ended June 30, 2015, compared to a net income of approximately $3.9 million for the three months ended June 30, 2014, a decrease of approximately $11.8 million. The change was primarily attributable to lower oil sales prices, higher depreciation, depletion and amortization ("DD&A") expense, higher lease operating expenses and the unfavorable net effect of our derivatives for the three months ended June 30, 2015.
Sales Revenues. Revenues from oil and natural gas sales for the three months ended June 30, 2015, were approximately $21.6 million compared to approximately $24.3 million for the three months ended June 30, 2014. Despite the year over year production growth resulting from incremental volumes from acquisitions of properties in 2014, revenues were negatively affected by lower oil and gas prices driven by market conditions. In the second quarter of 2015, the NYMEX WTI spot price averaged approximately $58 per barrel, compared with approximately $103 per barrel in the second quarter of 2014. During the three months ended June 30, 2015, the NYMEX WTI spot price ranged from a low of approximately $49 per barrel to a high of approximately $61 per barrel. Our average sales price per barrel of oil, excluding commodity derivative contracts, for the three months ended June 30, 2015 was approximately $53.51, compared to approximately $98.84 for the three months ended June 30, 2014.
On average, our production volumes for the three months ended June 30, 2015, were approximately 420 MBoe, or approximately 4,615 Boe per day on average. In comparison, our total production volumes for the three months ended June 30, 2014, were approximately 248 MBoe, or approximately 2,725 Boe per day on average. The increase in production volumes was primarily due to acquisitions of additional oil properties in 2014 and drilling and recompletion efforts in our Northeastern Oklahoma and Permian core areas.
Effects of Commodity Derivative Contracts. We utilize NYMEX contracts to hedge against changes in commodity prices. To the extent the future commodity price outlook declines between measurement periods, we will have gains on our unsettled derivatives. To the extent future commodity price outlook increases between measurement periods, we will have losses on our unsettled derivatives. During the three months ended June 30, 2015, we recorded a net loss of approximately $8.9 million which was composed of approximately $11.3 million non-cash loss on changes in fair value of unsettled derivative contracts and approximately a $2.4 million gain on net cash settlements of derivative contracts. For the three months ended June 30, 2014, we recorded a net loss from our commodity hedging instruments of approximately $4.9 million, which was composed of approximately $2.1 million loss on net cash settlements of derivative contracts and approximately $2.8 million non-cash loss on on changes in fair value of unsettled derivative contracts.
Lease Operating Expenses. Our lease operating expenses were approximately $7.6 million for the three months ended June 30, 2015, or approximately $18.14 per Boe, compared to approximately $6.6 million for the three months ended June 30, 2014, or approximately $26.60 per Boe. The increase in total lease operating expenses over the prior year’s quarter was primarily attributable to the acquisitions of additional oil properties in 2014 and the additional number of producing wells resulting from our drilling and recompletion programs. The decrease in average costs per Boe reflects lower costs of operations in our Hugoton, Southern Oklahoma and Northeastern Oklahoma core areas including lower workover costs of approximately $0.5 million for the three months ended June 30, 2015. Also, the Texas properties acquired in November 2014 have a lower lease operating expense per Boe compared to our legacy properties.
Production Taxes. Production taxes are calculated as a percentage of our oil and natural gas sales revenues and exclude the effects of our commodity derivative contracts. For the three months ended June 30, 2015, our production taxes were approximately $1.3 million, or approximately $3.14 per Boe for an effective tax rate of approximately 6.1%, compared to approximately $1.5 million for the three months ended June 30, 2014, or approximately $6.02 per Boe for an effective tax rate of approximately 6.1%. The decrease in production taxes during the three months ended June 30, 2015 was directly related to lower oil and natural gas revenues driven by lower prices. The decrease in price per Boe is primarily attributable to the 2014 acquisitions of properties in Texas that have a lower production tax rate as compared to our legacy properties in Oklahoma.
Depreciation, Depletion and Amortization Expenses. Our depreciation, depletion and amortization expenses (“DD&A”) on producing properties for the three months ended June 30, 2015, were approximately $8.2 million, or approximately $19.50 per Boe produced, compared to approximately $4.7 million, or approximately $18.84 per Boe produced, for the three months ended June 30, 2014. The increase in DD&A was primarily due to the increase in the total asset value of our oil and natural gas properties resulting from the acquisitions of additional oil properties in 2014. The increase in DD&A per Boe was due to higher depletion rates in some of the oil and gas properties acquired in 2014.
General and Administrative Expenses. Our general and administrative expenses ("G&A") were approximately $1.6 million for the three months ended June 30, 2015, or approximately $3.90 per Boe produced, compared to approximately $1.7 million for the three months ended June 30, 2014, or approximately $6.96 per Boe produced. The slight decrease in general and administrative expenses for the three months ended June 30, 2015 was primarily due to lower non-recurring legal and professional service costs which were necessary in 2014 to comply with public reporting filings associated with our acquisitions of oil and gas properties. G&A included non-cash equity based compensation of approximately $0.4 million and approximately $0.3 million for the three months ended June 30, 2015 and 2014, respectively.
Interest Expense. Our interest expense for the three months ended June 30, 2015, was approximately $1.8 million, compared to approximately $1.1 million for the three months ended June 30, 2014. The increase in interest expense during the three months ended June 30, 2015 was attributable to the higher borrowings outstanding from our revolving credit facility resulting from acquisitions of oil properties in November 2014.

Six Months Ended June 30, 2015 Compared with the Six Months Ended June 30, 2014
We reported a net loss of approximately $12.1 million for the six months ended June 30, 2015, compared to a net income of approximately $5.4 million for the six months ended June 30, 2014, a decrease of approximately $17.5 million. This decrease primarily reflects the negative impact of lower oil and gas prices along with higher depreciation, depletion and amortization ("DD&A") expense, higher lease operating expenses, and higher interest expense, partially offset by lower general and administrative expenses during the six months ended June 30, 2015.

Sales Revenues. Revenues from oil and natural gas sales for the six months ended June 30, 2015, were approximately $39.2 million as compared to approximately $46.1 million for the six months ended June 30, 2014. Despite the year over year production growth resulting from incremental volumes from acquisitions of properties in 2014, revenues were negatively affected by lower oil and gas prices. For the first six months of 2015, the NYMEX WTI spot price averaged approximately $53 per barrel, compared with approximately $101 per barrel in the same period of 2014. In 2015, the NYMEX WTI spot price ranged from a low of approximately $43 per barrel to a high of approximately $61 per barrel. Our average sales price per barrel of oil, excluding commodity derivative contracts, for the six months ended June 30, 2015 was $48.91, compared with $96.13 for the six months ended June 30, 2014.

Our production volumes for the six months ended June 30, 2015 were approximately 832 MBoe, or approximately 4,597 Boe per day. In comparison, our total production volumes for the six months ended June 30, 2014, were approximately 484 MBoe, or approximately 2,674 Boe per day. The increase in production volumes was primarily due to acquisitions of additional oil properties in 2014 and drilling and recompletion efforts in our Northeastern Oklahoma and Permian core areas. Our legacy assets' production decreased due to natural declines and converting some producers to injectors but was offset by the production from the acquisitions of oil properties.

Effects of Commodity Derivative Contracts. We utilize NYMEX contracts to hedge against changes in commodity prices. To the extent the future commodity price outlook declines between measurement periods, we will have gains on our unsettled derivatives. To the extent future commodity price outlook increases between measurement periods, we will have losses on our unsettled derivatives. During the six months ended June 30, 2015, we recorded a net loss of approximately $7.2 million which was composed of approximately $25.5 million non-cash loss on changes in fair value of unsettled derivative contracts and approximately $18.3 million gain on net cash settlements of derivative contracts. The latter consists of approximately $11.1 million for the early termination of our contracts in place and approximately $7.2 million from settled derivatives in place during the six months ended June 30, 2015. The unrealized loss of approximately $25.5 million included the $11.1 million gain from early termination of the contracts and the $3.6 million gain upon settlements in January 2015 for contracts that were not early terminated or modified, both of which were previously recognized in the results of operations during the year ended December 31, 2014. For the six months ended June 30, 2014, we recorded a net loss from our commodity hedging instruments of approximately $6.9 million, which was composed of a loss of approximately $3.0 million on net cash settlements of derivative contracts and approximately $3.9 million non-cash loss on changes in fair value of unsettled derivative contracts.

Lease Operating Expenses. Our lease operating expenses were approximately $16.5 million for the six months ended June 30, 2015, or approximately $19.87 per Boe, compared to approximately $11.3 million for the six months ended June 30, 2014, or approximately $23.32 per Boe. The increase in total lease operating expenses was primarily attributable to the acquisition of additional oil properties in 2014 and the additional number of producing wells resulting from our drilling and recompletion programs. The decrease in average costs per Boe reflects lower costs of operations in our Hugoton, Northeastern Oklahoma and Southern Oklahoma areas during the first six months of 2015 including lower workover costs of approximately $0.3 million. Also, the Texas properties acquired in November 2014 have a lower lease operating expense per Boe compared to our legacy properties.

Production Taxes. Production taxes are calculated as a percentage of our oil and natural gas sales revenues and exclude the effects of our commodity derivative contracts. For the six months ended June 30, 2015, our production taxes were approximately $2.4 million, or approximately $2.92 per Boe for an effective tax rate of approximately 6.2%, compared to approximately $2.8 million for the six months ended June 30, 2014, or approximately $5.89 per Boe for an effective tax rate of approximately 6.2%. The decrease in production taxes during the six months ended June 30, 2015 was directly related to lower oil and natural gas revenues driven by lower prices. The decrease in price per Boe is primarily attributable to the 2014 acquisitions of properties in Texas that have a lower production tax rate as compared to our legacy properties in Oklahoma.

Depreciation, Depletion and Amortization Expenses. Our DD&A on producing properties for the six months ended June 30, 2015, was approximately $16.0 million, or approximately $19.28 per Boe produced, compared to approximately $8.3 million, or approximately $17.22 per Boe produced, for the six months ended June 30, 2014. The increase in DD&A was primarily due to the increase in the total asset value of our oil and natural gas properties due to the acquisitions of additional oil properties in 2014. The increase in DD&A per Boe was due to higher depletion rates in some of the oil and gas properties acquired in 2014.

General and Administrative Expenses. Our general and administrative expenses were approximately $5.3 million for the six months ended June 30, 2015, or approximately $6.34 per Boe produced, compared to approximately $9.4 million for the six months ended June 30, 2014 or approximately $19.33 per Boe produced. The overall decrease in general and administrative expenses for the six months ended June 30, 2015 was attributed to lower compensation costs related to our non-cash equity-based compensation plan resulting principally from the lower price of our common units, and lower legal and professional services which were necessary in 2014 to comply with public reporting filings associated with our acquisitions during the six months ended June 30, 2014. Non-cash equity-based compensation was approximately $2.3 million and approximately $5.8 million for the three months ended June 30, 2015 and 2014, respectively.

Interest Expense. Our interest expense for the six months ended June 30, 2015 was approximately $3.6 million, compared to approximately $1.9 million for the six months ended June 30, 2014. The increase in interest expense during the six months ended June 30, 2015 is attributed to the higher borrowings outstanding from our revolving credit facility resulting from acquisitions of oil properties in November 2014.
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
Crude oil prices have fallen to six-year lows, potentially impacting the way we conduct business. We have implemented a number of adjustments to strengthen our financial position. In addition to restructuring our commodity derivative contracts during the first quarter of 2015 to provide greater oil price protection over a longer period of time, we are aggressively pursuing costs reductions in order to improve profitability.
Our liquidity position as of June 30, 2015, consisted of approximately $0.8 million of available cash, and $20.0 million of available borrowings under our revolving credit facility ($220.0 million borrowing base less $200.0 million of outstanding borrowings). Our borrowing base was revised downward from $240.0 million to $220.0 million upon the scheduled borrowing redetermination in April 2, 2015. Borrowings under the revolving credit facility may not exceed our current borrowing base of $220.0 million. The next scheduled borrowing base redetermination is expected to take place in October 2015.
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

Cash Flow
Cash flow provided by (used in) each type of activity was as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Operating activities	$18,778	$25,459
Investing activities	(8,629)	(30,669)
Financing activities	(12,592)	5,616
Operating Activities. Net cash provided by operating activities was approximately $18.8 million and approximately $25.5 million for the six months ended June 30, 2015 and 2014, respectively. The $6.7 million decrease from 2014 to 2015 was primarily attributable to decreased oil sales revenues due to lower oil prices combined with higher lease operating expenses and changes in working capital from 2014 to 2015.
Investing Activities. Net cash used in investing activities was approximately $8.6 million and approximately $30.7 million for the six months ended June 30, 2015 and 2014, respectively. Cash used in investing activities during the three months ended June 30, 2015 included principally capital expenditures of approximately $8.6 million primarily for drilling and completion activities in our Northeastern Oklahoma and Permian properties. Cash used in investing activities during the three months ended June 30, 2014 included approximately $16.0 million and $14.7 million spent in capital expenditures and acquisition of oil properties and additional working interest, respectively.
Financing Activities. Our cash flows from financing activities consisted primarily of proceeds from and payments on our revolving credit facility and distributions to unitholders. Net cash used in financing activities was approximately $12.6 million which included net payments on our revolving credit facility of $5.0 million, cash distributions to unitholders of approximately $7.5 million and approximately $0.1 million of incremental offering costs from our November 2014 public offering. Net cash provided by financing activities during the six months ended June 30, 2014 was approximately $5.6 million which included net proceeds from borrowings under our revolving credit facility of $27.0 million which were used to develop capital projects and to finance the acquisition of properties located in Cimarron, Love and Texas Counties, Oklahoma and Potter County, Texas, in February 2014 and additional working interests in Southern Oklahoma in May 2014. We also made cash distributions to our unitholders of approximately $21.3 million and incurred in a $0.1 million of debt issuance costs related to the redetermination of our borrowing capacity.
Capital Requirements
Our business requires continual investment to upgrade or enhance existing operations in order to increase and maintain our production and the size of our asset base. The primary purpose of growth capital is to acquire, develop and produce assets that allow us to increase our production levels and asset base. Given the current commodity pricing environment where oil prices are near a six year low, we have limited capital spending to include only the most attractive development projects with a more conservative approach than in prior years. We are actively pursuing the acquisition of oil and natural gas properties on accretive terms and accordingly, expect to be well positioned to capitalize on attractive acquisition opportunities in the current oil price environment. We have historically funded acquisitions through a combination of cash, available borrowing capacity under our current revolving credit facility and through the issuance of equity. We expect to finance any significant acquisition of oil and natural gas properties in 2015 through the issuance of equity, debt financing or borrowings under our revolving credit facility.
We currently expect capital spending for the remainder of 2015 for the development, growth and maintenance of our oil and natural gas properties to be approximately $6.2 million. We will consider adjustments to this capital program based on our assessment of additional development opportunities that are identified during the year and the cash available to invest in our development projects.

Revolving Credit Facility
We have a $250.0 million senior secured revolving credit facility that expires in November 2018. Borrowings under the revolving credit facility may not exceed our current borrowing base of $220.0 million as determined at April 2, 2015.
Borrowings under the facility are secured by liens on not less than 80% of our assets and the assets of our subsidiaries. We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. The remaining borrowing capacity under our revolving credit facility was approximately $20.0 million at June 30, 2015. The facility requires us and our subsidiaries to maintain a leverage ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX (as defined in the facility) of not more than 4.0 to 1.0, and a current ratio of not less than 1.0 to 1.0. We were in compliance with all of the facility’s financial covenants throughout the period ended June 30, 2015.
With the April 2, 2015 redetermination, our borrowing base was reduced to $220.0 million from $240.0 million. The next scheduled borrowing base redetermination is expected to take place in October 2015.
For additional information about our long-term debt, such as interest rates and covenants, please see “Item 1. Financial Statements” contained herein.
Derivative Contracts
At June 30, 2015, our open commodity derivative contracts were in a net asset position with a fair value of approximately $16.8 million. All of our commodity derivative contracts are with major financial institutions who are also participant lenders in our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our derivative instruments in the event of lower commodity prices and we could incur a loss. As of June 30, 2015, all of our counterparties had performed pursuant to their commodity derivative contracts.
See Note 4 to the unaudited condensed consolidated financial statements within this report for a discussion of our commodity derivative contracts.
Off–Balance Sheet Arrangements
As of June 30, 2015, we had no off–balance sheet arrangements.
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
Commodity Price Risk
Our primary market risk exposure is the pricing we receive for our oil and natural gas production. Historically, energy prices have exhibited, and are generally expected to continue to exhibit some of the highest volatility levels observed within the commodity and financial markets. The prices we receive for our oil and natural gas production depend on many factors outside of our control, such as the strength of the global economy and changes in supply and demand.
The objective of our risk management program is to achieve more predictable cash flows by reducing our exposure to short-term fluctuations in the prices of oil and natural gas. We believe this strategy will protect our ability to make current distributions and, by retaining some opportunity to participate in upward price movements, may also enhance our position to increase distributions in the future. To this end, we utilize commodity derivatives-namely swaps, calls and puts-to manage a portion of our exposure to commodity prices and specific delivery points. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price for a portion of our expected future oil and natural gas production over a fixed period of time. We enter into commodity derivative contracts and/or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent to do so.
Our commodity derivative contracts expose us to credit risk in the event of nonperformance by counterparties. While we do not require our counterparties to our derivative contracts to post collateral, it is our policy to enter into derivative contracts only with counterparties that are major, creditworthy financial institutions deemed by management as competent and competitive market makers. We evaluate the credit standing of such counterparties by reviewing their credit ratings. The counterparties to our commodity derivative contracts currently in place are lenders under our revolving credit facility and have investment grade ratings. We expect to enter into future derivative contracts with these or other lenders under our revolving credit facility whom we expect will also carry investment grade ratings.
Our commodity price risk management activities could have the effect of reducing net income and the value of our securities. The fair value of our oil commodity contracts at June 30, 2015, was a net asset of approximately $16.8 million. A 10% change in oil prices with all other factors held constant would result in a change in the fair value (generally correlated to our estimated future net cash flows from such instruments) of our oil commodity contracts of approximately $6.5 million. Please see “Item 1. Financial Statements” contained herein for additional information.
Interest Rate Risk

Our exposure to changes in interest rates relates primarily to debt obligations. At June 30, 2015, we had debt outstanding of $200.0 million, with an effective interest rate of approximately 2.8%. Assuming no change in the amount outstanding, the impact on interest expense of a 10% increase or decrease in the average interest rate would be approximately $0.6 million for the six months ended June 30, 2015. Our revolving credit facility allows borrowings up to $220.0 million at an interest rate ranging from LIBOR plus a margin ranging from 1.75% to 2.75% or the prime rate plus a margin ranging from 0.75% to 1.75%, depending on the amount borrowed. The prime rate will be the United States prime rate as announced from time-to-time by the Royal Bank of Canada. Please see “Item 1. Financial Statements” contained herein for additional information.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we filed under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.
Changes in Internal Controls Over Financial Reporting
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10.2+	Form of Equity-Settled Phantom Unit Agreement (for employees of our Affiliate)

31.1+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certificate of Chief Executive Officer

32.2+	Section 1350 Certificate of Chief Financial Officer

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document
 _________________________

+	Filed herewith

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

MID-CON ENERGY PARTNERS, LP

	By:	Mid-Con Energy GP, LLC, its general partner

August 3, 2015	By:	/s/ Michael D. Peterson
Michael D. Peterson
Chief Financial Officer