Form 10-K
period 2017-12-31
Mid-Con Energy Partners, LP
filed 2018-02-28
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).    YES  ☐    NO  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

The aggregate market value of the common units held by non-affiliates of the registrant was $33.0 million on June 30, 2017, based on $1.36 per unit, the last reported sales price of the units on The NASDAQ Global Select Market on such date.

Documents incorporated by Reference: None.

As of February 28, 2018, the registrant had 30,116,560 common units.

i

GLOSSARY

The following is a list of certain acronyms and terms generally used in the industry and throughout this document. The definitions of proved developed reserves, proved reserves and proved undeveloped reserves have been excerpted from the applicable definitions contained in Rule 4-10(a) of Regulation S-X.

ARO	Asset retirement obligations.
Basin	A large depression on the earth's surface in which sediments accumulate.
Bbl	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.
Bbl/d	One Bbl per day
Behind pipe	Reserves associated with recompletion projects which have not been previously produced.
Boe

Barrel of oil equivalent, equals six Mcf of natural gas or one Bbl of oil based on a rough energy equivalency. This is a physical correlation of heat content and does not reflect a value or price relationship between the commodities.

Boe/d	One Boe per day.
Btu	One British thermal unit, the quantity of heat required to raise the temperature of a one-pound mass of water by one degree Fahrenheit.
Class A Preferred Units	Class A Convertible Preferred Units issued on August 11, 2016.
Class B Preferred Units	Class B Convertible Preferred Units issued on January 31, 2018.
Conventional hydraulic fracturing

Hydraulic fracturing is used to stimulate production from new and existing oil and natural gas wells. Large volumes of fracturing fluids, or “fracing fluids,” are pumped deep into the well at high pressures sufficient to cause the reservoir rock to break or fracture. Almost all frac fluid mixtures are comprised of more than 95 percent water. As the pressure builds within the well, rock beds begin to crack. More fluid is added while the pressure is increased until the rock beds finally fracture, creating channels for trapped oil and natural gas to flow into the well bore and up to the surface. The fractures are kept open with proppants made of small granular solids (generally sand) to ensure the continued flow of fluids. By creating or even restoring fractures, the surface area of a formation exposed to the borehole increases and the fracture provides a conductive path that connects the reservoir to the well. These new paths increase the rate that fluids can be produced from the reservoir formations, in some cases by many hundreds of percent.

Developed acreage	Acres spaced or assigned to productive wells or wells capable of production.
Development well	A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.
Dry hole	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expense and taxes.
EOR	Enhanced oil recovery.
EPA	U.S. Environmental Protection Agency.
Exploratory well

A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir. Generally, an exploratory well is any well that is not a development well, an extension well, a service well, or a stratigraphic test well.

Extension well	A well drilled to extend the limits of a known reservoir.
Field	An area comprised of multiple leases in close proximity to one another that typically produce from the same reservoirs and may or may not be produced under waterflood.
GAAP	Generally Accepted Accounting Principles in the United States of America.
GHG	Greenhouse gas.
Gross wells	The number of wells in which a working interest is owned.
Injection well	A well employed for the introduction of water, gas or other fluid under pressure into an underground stratum.
LIBOR	London Interbank Offered Rate.
MBbls	One thousand Bbls.
MBoe	One thousand Boe.
MBtu	One thousand Btu.
Mboe/d	One thousand Boe per day.
Mcf	One thousand cubic feet.
Mcf/d	One thousand cubic feet per day.
MMBoe	One million Boe.
MMBtu	One million Btu.

MMcf	One million cubic feet of natural gas.
NASDAQ	National Association of Securities Dealers Automated Quotation System Global Select Market.
NGLs	Natural gas liquids.
Net production	Production that is owned by us, less royalties and production due others.
Net revenue interest	A working interest owner’s gross working interest in production, less any royalty, overriding royalty, production payment and net profits interests.
Net well	The total of fractional working interests owned in a gross well.
NYMEX	New York Mercantile Exchange.
Oil	Oil and condensate.
Partnership Agreement	Second Amendment to First Amended and Restated Agreement of Limited Partnership of Mid-Con Energy Partners, LP, dated as of January 31, 2018.
Preferred Units	Class A Preferred Units and Class B Preferred Units.
Preferred Unitholders	The holders of Preferred Units.
Productive well	A well that is producing or that is mechanically capable of production.
Proved developed reserves	Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.
Proved reserves

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

Proved undeveloped deserves ("PUDs")

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

Realized price	The cash market price, less all expected quality, transportation and demand adjustments.
Recompletion

The completion for production of an existing wellbore in another formation from that which the well has been previously completed. Reserves associated with recompletion are also referred to as “behind pipe.”

Reserves	Parts of mineral deposits which could be economically and legally extracted or produced at the time of the reserve determination.
Reservoir

A porous and permeable underground formation containing a natural accumulation of producible oil and/or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reserves.

SEC	Securities and Exchange Commission.
Spacing	The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40-acre spacing) and is often established by regulatory agencies.
Spot price	The cash market price without reduction for expected quality, transportation and demand adjustments.
Standardized measure

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

Undeveloped acreage

Acreage owned or leased on which wells can be drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

Unit	A contiguous geographic area that was established and approved by state oil and natural gas commissions for secondary recovery.
Unitization	The process of obtaining approval from working interest owners, mineral owners and regulatory agencies to conduct secondary (e.g., waterflooding) or tertiary operations.
Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.
Working interest	The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.
Workover	Operations on a producing well to restore or increase production.
WTI	West Texas Intermediate, also called Texas light sweet, is a type of crude oil used as a benchmark in oil pricing. It is the underlying commodity of NYMEX’s oil future contracts.

NAMES OF ENTITIES

As used in this Form 10-K, unless we indicate otherwise:

Founders	collectively refers to Charles R. Olmstead, S. Craig George and Jeffrey R. Olmstead.
Our general partner	refers to Mid-Con Energy GP, LLC.
Mid-Con Affiliate	refers to Mid-Con Energy III, LLC, and its subsidiaries, which is an affiliate of our general partner.
ME3 Oilfield Service	refers to ME3 Oilfield Service, LLC, which is a wholly owned subsidiary of our Mid-Con Affiliate.
ME2 Well Services	refers to ME2 Well Services, LLC, which is an affiliate of our Mid-Con Affiliate and Mid-Con Energy Operating.
Mid-Con Energy Partners	the “partnership,” “we,” “our,” “us,” “company” or like terms when used refer to Mid-Con Energy Partners, LP, a Delaware limited partnership, and its subsidiaries.
Mid-Con Energy Operating	refers to Mid-Con Energy Operating, LLC, an affiliate of our general partner.
Mid-Con Energy Properties	refers to Mid-Con Energy Properties, LLC, our wholly owned subsidiary.
Our predecessor

collectively refers to Mid-Con Energy Corporation, prior to June 30, 2009, and to Mid-Con Energy I, LLC, and Mid-Con Energy II, LLC, on a combined basis, thereafter, our respective predecessors for accounting purposes.

Yorktown

collectively refers to Yorktown Partners, LLC, Yorktown Energy Partners VI, LP, Yorktown Energy Partners VII, LP, Yorktown Energy Partners VIII, LP, Yorktown Energy Partners IX, LP, and/or Yorktown Energy Partners X, LP.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (each a “forward–looking statement”). These forward–looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

•	volatility of commodity prices;
•	revisions to oil and natural gas reserves estimates as a result of changes in commodity prices;
•	effectiveness of risk management activities;
•	business strategies;
•	future financial and operating results;
•	our ability to pay distributions;
•	ability to replace the reserves we produce through acquisitions and the development of our properties;
•	future capital requirements and availability of financing;
•	technology;
•	realized oil and natural gas prices;
•	production volumes;
•	lease operating expenses;
•	general and administrative expenses;
•	cash flow and liquidity;
•	availability of production equipment;
•	availability of oil field labor;
•	capital expenditures;
•	availability and terms of capital;
•	marketing of oil and natural gas;
•	general economic conditions;
•	competition in the oil and natural gas industry;
•	environmental liabilities;
•	counterparty credit risk;
•	governmental regulation and taxation;
•	developments in oil producing and natural gas producing countries; and
•	plans, objectives, expectations and intentions.

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

Mid-Con Energy Partners, LP, is a publicly held Delaware limited partnership formed in July 2011 that engages in the ownership, acquisition and development of producing oil and natural gas properties in North America, with a focus on EOR. Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company. Our limited partner units (“common units”) are listed under the symbol “MCEP” on the NASDAQ.

Overview

We operate as one business segment engaged in the ownership, acquisition and development of producing oil and natural gas properties. As of December 31, 2017, our properties were located primarily in the Mid-Continent and Permian Basin regions of the United States in Oklahoma and Texas core areas. Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.

Our management team has significant industry experience, especially with waterflood projects and, as a result, our operations focus primarily on enhancing the development of producing oil properties through waterflooding. Waterflooding, a form of secondary oil recovery, works by displacing or “sweeping” oil to producing wellbores. As of December 31, 2017, 64% of our net proved reserves were being produced under waterflood, on a Boe basis. Through the continued development of our existing properties and through future acquisitions, we seek to increase our reserves and production in order to make and, over time, increase distributions to our unitholders. In order to enhance the stability of our cash flow for the benefit of our unitholders, we generally hedge a portion of our production volumes through various commodity derivative contracts.

Our oil and natural gas production and reserve data as of December 31, 2017, were as follows:

•	we had total estimated proved reserves of 19.6 MMBoe, of which 95% were oil and 73% were proved developed;
•	we owned a working interest in 1,078 wells, all operated through our affiliate, Mid-Con Energy Operating;
•	average net production for the month ended December 31, 2017, was 4,502 gross (3,163 net) Boe/d; and
•	our total estimated proved reserves had an average reserve-to-production ratio of 17 years.

Our Business Strategies

The key elements of our business strategy are to:

•	maximize production and cash flows through continued development and operational efficiencies;
•	pursue acquisitions of long-lived, low-risk producing properties with upside potential; and
•	reduce the impact of commodity price volatility on our cash flows through a disciplined commodity hedging strategy.

Our Competitive Strengths

We believe that the following competitive strengths will allow us to successfully execute our business strategies and achieve our objective of generating and growing cash available for distribution:

•

an asset portfolio largely consisting of properties with existing waterflood projects with proved reserves, of which 95% are oil, and relatively predictable production profiles that provide growth potential through ongoing response to waterflooding and that have modest capital requirements;

•	the ability to further develop existing mature properties by utilizing our waterflood expertise;
•	acquisition opportunities that are consistent with our criteria of predictable production profiles with upside potential that may arise as a result of our relationship with the Mid-Con Affiliate;
•	access to the collective expertise of Yorktown’s employees and their extensive network of industry relationships through our relationship with Yorktown;
•

maintaining a high degree of operational control by operating a high percentage of our properties through our affiliate, Mid-Con Energy Operating, which allows them to control our operating costs and capital expenditures; and

•	the range and depth of our technical and operational expertise allows us to expand both geographically and operationally to achieve our goals.

Our Areas of Operations

As of December 31, 2017, our properties were primarily located in the Mid-Continent and Permian regions of the United States in Oklahoma and Texas core areas. These core areas are generally composed of multiple fields and waterflood units that are in close proximity to one another, produce from geologically similar reservoirs and utilize similar recovery methods. Focusing on these core areas allows us to apply our cumulative technical and operational knowledge to ongoing property development and to better predict future rates of recovery.

Oklahoma

Our Oklahoma properties are located in six counties in Oklahoma: Cleveland, Creek, Oklahoma, Osage, Pawnee and Seminole Counties. The majority of our Oklahoma properties are being produced under waterflood and are operated by Mid-Con Energy Operating. At December 31, 2017, our average working interest in these properties was 93%. During 2017, we drilled 3 gross producing wells, 1 gross injection well and converted 3 gross wells to injection.

Texas

Our Texas properties are located in eleven counties in Texas: Coke, Coleman, Fisher, Haskell, Jones, Kent, Liberty, Nolan, Runnels, Stonewall, and Taylor Counties. At December 31, 2017, we had an average working interest of approximately 95% in these properties. During 2017 we drilled 12 gross producing wells, 2 gross injection wells, 1 water supply well and converted 8 gross wells to injection wells.

The following table shows our estimated net proved reserves for our core areas, based on a reserve report prepared by our internal reserve engineers and audited by Cawley, Gillespie & Associates, Inc. (“CG&A”), our independent petroleum engineers, as of December 31, 2017:

	Estimated Net Proved Reserves as of December 31, 2017
		% of Total		% Proved	Standardized Measure
Core Area	MBoe	Proved Reserves	% Oil	Developed Reserves	Amount (1) ($ in millions)	% of Total
Oklahoma	12,218	62%	96%	78%	$108	52%
Texas	7,339	38%	92%	65%	$99	48%
Total	19,557	100%	95%	73%	$207	100%
(1)

Our estimated net proved reserves and standardized measure were computed by applying average 12-month index prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable 12-month period, held constant throughout the life of the properties). These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The average 12-month index prices were $51.34 per Bbl for oil and $2.98 per MMBtu for natural gas for the 12 months ended December 31, 2017.

Drilling Activities

The following table sets forth information with respect to drilling activities during the periods indicated. The information should not be considered indicative of future performance nor should a correlation be assumed between the numbers of productive wells drilled, quantities of reserves found or economic value.

	Year Ended December 31,
	2017		2016
	Gross	Net	Gross	Net
Developmental wells(1):
Productive	14	13	10	10
Injection	3	3	—	—
Water Supply	1	1	—	—
Dry	1	1	—	—
Total	19	18	10	10

(1) We did not drill any exploratory wells in 2017 or 2016.

Oil and Natural Gas Production, Revenue and Price History

The following table sets forth summary information regarding our historical production and operating data for the years ended December 31, 2017, and 2016. Due to normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

Production and Unit Costs per BOE

The following table provides net production volume data and average unit costs per BOE:

	Year Ended December 31,
	2017	2016
Production Volumes
Oil (MBbls)	1,209	1,386
Natural gas (MMcf)	431	554
Total (MBoe)	1,281	1,478

Average daily net production (Boe/d)	3,510	4,038

Average sales price
Oil (per Bbl)
Sales price	$47.72	$39.52
Effect of net settlements on matured derivative instruments(1)	$(3.64)	$8.40
Realized oil price after derivatives	$44.08	$47.92
Natural gas (per Mcf)	$2.88	$2.39

Average unit costs per Boe
Lease operating expenses	$16.87	$15.35
Oil and natural gas production taxes	$2.59	$1.96
Depreciation, depletion and amortization	$13.83	$15.61
General and administrative expenses	$4.46	$4.66

(1) For the year ended December 31, 2017, effect of net settlements on matured derivative instruments does not include the $0.6 million received and the $1.1 million of deferred premiums paid upon early termination of previous oil derivative contracts in September and October 2017. For the year ended December 31, 2016, effect of net settlements on matured derivative instruments does not include the $5.8 million received and the $1.5 million of deferred premiums paid upon early termination of previous oil derivative contracts in July 2016 or the related $2.8 million premiums paid at inception of the oil derivative contracts in January 2015.

Production

The following table sets forth our production for the years ended December 31, 2017, and 2016, from our core areas:

	Year Ended December 31,
	2017		2016
	Oil	Natural Gas	Oil	Natural Gas
Core Area	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Oklahoma	686	159	732	134
Cleveland Field(1)	240	—	255	8
Creek County (Oilton)(1)	132	128	123	116
Texas	523	272	551	417
Hugoton(2)	—	—	103	3
Total	1,209	431	1,386	554

(1) Oklahoma includes production for the Cleveland and Creek County Fields, which are the only fields that represented 15% or more of our total estimated proved reserves at December 31, 2017, and 2016.

(2) Hugoton properties were divested on July 28, 2016 and included properties in Colorado, Oklahoma and Texas.

Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2017. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own a working interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Gross Wells			Net Wells
	Oklahoma	Texas	Total	Oklahoma	Texas	Total
Oil	277	164	441	252	155	407
Natural Gas	—	—	—	—	—	—
Injection	105	48	153	94	45	139
Disposal	14	12	26	13	12	25
Water Supply	3	6	9	2	6	8
Shut-in or Waiting on Completion(1)	320	129	449	305	126	431
Total	719	359	1,078	666	344	1,010

(1) As of December 31, 2017, no wells were waiting on completion and no shut-in wells were associated with proved developed reserves. Only 12 shut-in wells were associated with PUDs and were currently scheduled for return to production as part of planned secondary recovery projects. No wells classified as shut-in were due to operational factors, such as awaiting pipeline or facilities connections.

Operations

General

We operate 100% of our properties, as calculated on a Boe basis as of December 31, 2017, through our affiliate, Mid-Con Energy Operating. We design and manage the development, recompletion or workover procedures for all of the wells we operate and supervise operation and maintenance activities. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on the properties we operate.

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

We also engage several independent contractors to provide hydraulic fracturing services. These services are usually completed in four to six hours utilizing lower pressures and volumes of fluid than are typically employed in multi-stage hydraulic fracturing jobs performed in connection with unconventional oil and natural gas shale plays. These services are not normally governed by long-term services contracts, but instead are generally performed under one-time service orders, which state the parties’ name and the price. These service orders sometimes contain additional terms, for example, taxes, payment due dates, warranties and limitations of the contractor’s liability to damages arising from the contractor’s gross negligence or willful misconduct.

Geological and Engineering Services

Mid-Con Energy Operating employs production and reservoir engineers, geologists and land specialists, as well as field production supervisors. Through the services agreement, we have the direct operational support of a staff of approximately 20 petroleum professionals with significant technical expertise. We believe that this technical expertise, which includes extensive experience utilizing secondary recovery methods, particularly waterfloods, differentiates us from, and provides us with a competitive advantage over, many of our competitors. Please see Item 13. “Certain Relationships and Related Transactions, and Director Independence - Agreements and Transactions with Affiliates” for more information.

Administrative Services

Mid-Con Energy Operating provides us with management, administrative and operational services under the services agreement. We reimburse Mid-Con Energy Operating, on a cost basis, for the allocable expenses it incurs in performing these services. Mid-Con Energy Operating has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate to us. For a detailed description of the administrative services provided by Mid-Con Energy Operating pursuant to the services agreement, please see Item 13. “Certain Relationships and Related Transactions, and Director Independence - Agreements and Transactions with Affiliates.”

Oil and Natural Gas Leases

The typical oil lease agreement covering our properties provides for the payment of royalties to the mineral owner for all hydrocarbons produced from any well drilled on the lease premises. As of December 31, 2017, the lessor royalties and other leasehold burdens on our properties ranged from less than 12.5% to 38.7%, resulting in a net revenue interest to us ranging from 61.3% to 87.5% on a 100%, working interest basis, and our average net revenue interest is 76.3%. Generally, most of our leases are held by production and do not require lease rental payments.

Principal Customers

For the year ended December 31, 2017, sales of oil and natural gas to four purchasers accounted for 99% of our sales. The loss of any of our customers could temporarily delay production and sale of our oil and natural gas. If we were to lose any of our significant customers, we believe we could identify substitute customers to purchase the impacted production volumes. However, if any of our customers dramatically decreased or ceased purchasing oil from us, we may experience difficulty receiving comparable rates for our production volumes.

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing contracts.

Hedging Activities

We continue to enter into commodity derivative contracts with unaffiliated third parties that are also members of our banking group to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. At December 31, 2017, our commodity derivative contracts had maturities through 2019 and were comprised of price swaps, puts and collars. For a more detailed discussion of our hedging activities, see Note 5 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

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

At times, we may also be affected by competition for drilling rigs, completion rigs and the availability of related equipment and services. In times past, the U.S. onshore oil and natural gas industry has experienced shortages of drilling and completion rigs, equipment, pipe and personnel, which have delayed development drilling and caused significant increases in the price for this equipment and personnel. We are unable to predict when, or if, such shortages may occur or how they would affect our development program.

Insurance

In accordance with industry practice, we maintain insurance against many potential operating risks to which our business could be exposed. Our coverage includes general liability, commercial umbrella liability, control of well, auto liability, property and equipment, worker’s compensation and employer’s liability, and directors and officer’s liability.

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

Environmental Matters and Regulation

General

Our operations are subject to stringent and complex federal, tribal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things (i) require the acquisition of permits to conduct exploration, drilling and production operations; (ii) govern the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with drilling and production activities; (iii) restrict the way we handle or dispose of our wastes; (iv) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (v) require investigatory and remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; and (vi) impose obligations to reclaim and abandon wellsites. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of corrective or remedial obligations, and the issuance of orders enjoining performance of some or all of our operations.

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

The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage, transport, drilling, disposal, or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot provide assurances that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, we can provide no assurance that we will not incur substantial costs in the future related to revised or additional environmental regulations that could have a material adverse effect on our business, financial condition and results of operations.

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

Water Discharges

The federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and analogous state laws, impose restrictions and strict controls regarding the discharge of pollutants, including oil and hazardous substances, into state waters and federal navigable U.S. waters The discharge of pollutants into federal or state waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state or tribal agency that has been delegated authority for the program by the EPA. Federal, state and tribal regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. Plan requirements imposed under the Clean Water Act require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws required individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities.

The Oil Pollution Act of 1990, as amended (“OPA”), amends the Clean Water Act and establishes strict liability for owners and operators of facilities that are the site of a release of oil into U.S. waters The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” under the OPA includes owners and operators of certain onshore facilities from which a release may affect waters of the United States.

The Safe Drinking Water Act, as amended, (“SDWA”) and analogous state laws impose requirements relating to our underground injection activities. Under these laws, the EPA and state environmental agencies have adopted regulations related to permitting, testing, monitoring, record-keeping and reporting of injection well activities, as well as prohibitions against the migration of injected fluids into underground sources of drinking water. We currently own a number of injection wells, used primarily for reinjection of produced waters that are subject to SDWA requirements.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. We employ conventional hydraulic fracturing techniques to increase the productivity of certain of our properties. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into rock formations to fracture the surrounding rock and stimulate production. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the SDWA and has published guidance documents related to this regulatory authority. In addition, from time to time, Congress has considered federal regulation of hydraulic fracturing including disclosure of the chemicals used in the hydraulic fracturing process. Several states in which we operate, including Texas and Oklahoma, have adopted rules requiring the disclosure of certain information related to hydraulic fluids associated with wells that are hydraulically fractured. Additionally, some states and local governments have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example, the State of Oklahoma has issued directives to shut-in or reduce the volume sent to disposal wells in the areas that have experienced recent earthquake activity. Other authorities are considering restrictions on the disposal of hydraulic fluids by deep well injection. We follow applicable industry standard practices and legal requirements for groundwater protection in our hydraulic fracturing activities. In the event that new or more stringent federal, state or local legal restrictions are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities.

There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has completed a study of the potential environmental effects of hydraulic fracturing on drinking water resources and issued its final report in December 2016. The report concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances and identified conditions under which such impacts can be more frequent or severe. In June 2016, the EPA published final pretreatment standards for oil and natural gas extraction to ensure that wastewater from hydraulic fracturing activities is not sent to publicly owned treatment works. Subsequent rules have extended the implementation date for certain facilities that are subject to these standards. The U.S. Department of Energy is conducting an investigation of practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. More recently, there have been reports linking the injection of produced fluids from hydraulic fracturing to earthquakes. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms.

Almost all of our hydraulic fracturing operations are conducted on vertical wells. The fracture treatments on these wells are much smaller and utilize much less water than what is typically used on most of the shale oil and natural gas wells that are being drilled throughout the United States. The majority of our leasehold acreage is currently held by production from existing wells. Therefore, fracturing is not currently required to maintain this acreage but it will be required in the future to develop the majority of our proved behind pipe and proved undeveloped reserves associated with this acreage.

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

While we may be required to incur certain capital expenditures in the next few years for air pollution control equipment or other air emissions-related issues, we do not believe that such requirements will have a material adverse effect on our operations. For example, on August 16, 2012, the EPA published final regulations under the Clean Air Act that, among other things, required additional emissions controls for natural gas and NGLs production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOC”), and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations required the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. For well completion operations that occurred at such well sites before January 1, 2015, the final regulations allow operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions. These regulations also established specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment. Compliance with these requirements could increase our costs of development and production, though we do not expect these requirements to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

Climate Change

In December 2009, the EPA published its findings that emissions of carbon dioxide, or CO2, methane, and other greenhouse gases, or “GHG”, present a danger to public health and the environment. Based on these findings, the EPA began adopting and implementing regulations that restrict emissions of GHG under existing provisions of the federal Clean Air Act. These regulations include requirements to regulate emissions of GHG from motor vehicles, certain requirements for construction and operating permit reviews for GHG emissions from certain large stationary sources, rules requiring the reporting of GHG emissions from specified large GHG emission sources including operators of onshore oil and natural gas production and rules requiring so-called green completions of natural gas wells for wells constructed after January 2015. In addition, in May 2016, the EPA issued new regulations that set methane and VOC emission standards for certain oil and natural gas facilities. In July 2017, the EPA proposed a two-year study of certain requirements of this rule pending reconsideration of the rule. The Paris Agreement, which was created by the United Nations Framework Convention on Climate Change, entered into force on November 4, 2016. The Paris Agreement requires participating countries to establish “nationally determined contributions” to mitigate climate change that “represent a progression over time” and are reported at five-year intervals. The United States announced its intention to withdraw from the Paris Agreement on June 1, 2017.

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

The EPA has also finalized regulations to reduce carbon dioxide emissions from the utility power sector, commonly referred to as the Clean Power Plan, which, if implemented, could reduce the demand for fossil fuels. The implementation of this rule has been stayed pending judicial review, and in October 2017, the EPA proposed the repeal of the Clean Power Plan.

National Environmental Policy Act

Oil exploration, development and production activities that are located on federal lands or have a federal “nexus” are subject to the National Environmental Policy Act, as amended, (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that analyzes the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. Future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA may be required. This process has the potential to delay the development of oil projects.

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

There are constantly numerous new and proposed regulations related to oil and natural gas exploration and production activities. The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

Financial Information

We operate our business as a single segment. Additionally, all of our properties are located in the United States and all of the related reserves are derived from properties located in the United States. Our financial information is included in the consolidated financial statements and the related notes included in Item 8. “Financial Statements and Supplementary Data.”

Available Information

Our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website at www.midconenergypartners.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. These documents are also available on the SEC’s website at www.sec.gov or you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549. No information from either the SEC’s website or our website is incorporated herein by reference.

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

In October 2015, the Board elected to suspend quarterly cash distributions on our common units and the terms of our revolving credit facility require the pre-approval of our lenders before we resume making distributions. The Board may not elect to resume the quarterly distributions on our common units, but if they do, we may not have sufficient cash available to continue to make quarterly distributions on our common units. Under the terms of our Partnership Agreement, the amount of cash available for distributions will be reduced by our operating expenses and the amount of any cash reserves established by our general partner to provide for future operations, future capital expenditures, including development of our oil and natural gas properties, future debt service requirements and future cash distributions to our unitholders. The amount of cash that we distribute to our unitholders will depend principally on the cash we generate from operations, which will depend on, among other factors:

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

Our Partnership Agreement also prevents us from declaring or making any distributions on our common units if we fail to pay any Class A Preferred Unit or Class B Preferred Unit distribution in full on the applicable payment date, until such time as all accrued and unpaid Class A Preferred Unit and Class B Preferred Unit distributions have been paid in full in cash.

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

At the quarter ended September 30, 2017, we were not in compliance with our leverage calculation ratio. Although we subsequently received a waiver from the Administrative Agent and the Lenders under our revolving credit facility and are now in compliance with the leverage calculation ratio, there can be no assurances that we will remain in compliance with the leverage calculation ratio or any other ratios in the future, or that we will receive another waiver should we fail to satisfy a covenant again.

If oil prices decline from current levels, or if there is an increase in the differential between the NYMEX-WTI or other benchmark prices of oil and the wellhead price we receive for our production, our cash flows from operations will decline.

Lower oil prices may decrease our revenues and therefore, our cash flows from operations. Prices for oil may fluctuate widely in response to relatively minor changes in supply of and demand for oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

Also, the prices that we receive for our oil production often reflect a regional discount, based on the location of the production, to the relevant benchmark prices, such as the NYMEX-WTI, that are used for calculating hedge positions. These discounts, if significant, could similarly adversely affect our cash flows from operations and financial condition.

In the past, we have raised our distribution levels on our common units in response to increased cash flow during periods of relatively high commodity prices. However, we have not been able to sustain those distributions. In October 2015, the Board elected to suspend quarterly cash distributions on our common units. There is no guarantee that we will reinstate distributions on our common units in the near future.

Volatile oil prices may significantly impact our business.

Historically, oil prices have been extremely volatile. For the five years ended December 31, 2017, front-month NYMEX-WTI oil futures prices ranged from a high of $110.53 per barrel to a low of $26.21 per barrel. The volatility of the energy markets make it extremely difficult to predict future oil price movements with any certainty.

If commodity prices decline from current levels, production from some of our producing or development projects may become uneconomic and cause write downs of the value of our properties, which may adversely affect our financial condition and our ability to make distributions to our unitholders.

If commodity prices decline from current levels, some of our producing or development projects may become uneconomic and, if the decline is severe or prolonged, a significant portion of such projects may become uneconomic. As producing or development projects become uneconomic, our reserve estimates will be adjusted downward, which could negatively impact our borrowing base under our current revolving credit facility and our ability to fund our operations.

Deteriorating commodity prices may cause us to recognize impairments in the value of our oil and natural gas properties. We recognized $25.0 million in non-cash impairment expense for the year ended December 31, 2017. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for additional impairments. We may incur impairment in the future which could have a material adverse effect on our results of operations in the period taken.

Our hedging strategy may be ineffective in mitigating the impact of commodity price volatility on our cash flows, which could adversely affect our financial condition.

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

Our hedging activities could result in cash losses and may limit the prices we would otherwise realize for our production, which could reduce our cash flows from operation.

Our hedging strategy may limit our ability to realize cash flows from commodity price increases. Many of our commodity derivative contracts require us to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting our ability to realize the benefit of increases in oil prices. If our actual production and sales for any period are less than our hedged production and sales for that period (including reductions in production due to operational delays), we might be forced to satisfy all or a portion of our hedging obligations without the benefit of the cash flow from our sale of the underlying physical commodity, which may materially adversely impact our liquidity, financial condition and cash flows from operations.

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

Unless we replace the oil and natural gas reserves we produce, our revenues and production will decline, which would adversely affect our cash flows from operations.

Producing oil and natural gas reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production and, therefore, our cash flows from operations and ability to resume making distributions on our common units are highly dependent on our success in economically finding or acquiring recoverable reserves and efficiently developing our current reserves. Our production decline rates may be significantly higher than currently estimated if our wells do not produce as expected. Further, our decline rate may change when we make acquisitions. We may not be able to develop, find or acquire additional reserves to replace our current and future production on economically acceptable terms, which would adversely affect our business, financial condition and results of operations.

Our business requires significant capital expenditures, and we may be unable to obtain needed capital or financing on satisfactory terms or at all.

We make, and expect to continue to make, substantial capital expenditures for the development, production and acquisition of oil and natural gas reserves. We do not expect to fund all of these expenditures with cash flows from operations and, if additional capital is needed, we may not be able to obtain debt or equity financing on attractive terms or at all, due to lower oil and natural gas prices, declines in our estimated reserves or production or for any other reason. If cash generated by operations or availability under our revolving credit facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our operations relating to advancement of our development projects, which in turn could lead to a decline in our oil and natural gas reserves, and could adversely affect our business, financial condition and results of operations.

Developing and producing oil and natural gas is a costly and high-risk activity with many uncertainties that could adversely affect our business activities, financial condition or results of operations.

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

If any of these factors were to occur with respect to a particular property, we could lose all or a part of our investment in the property, or we could fail to realize the expected benefits from the property, either of which could materially and adversely affect our financial condition or results of operations.

We inject water into most of our properties to maintain and, in some instances, to increase the production of oil and natural gas. In the future we may employ other secondary or tertiary recovery methods in our operations. The additional production and reserves attributable to the use of secondary recovery methods and of tertiary recovery methods are inherently difficult to predict. If our recovery methods do not result in expected production levels, we may not realize an acceptable return on the investments we make to use such methods.

Hydraulic fracturing has been a part of the completion process for the majority of the wells on our producing properties, and most of our properties are dependent on our ability to hydraulically fracture the producing formations. We engage third-party contractors to provide hydraulic fracturing services and generally enter into service orders on a job-by-job basis. Some service orders limit the liability of these contractors. Hydraulic fracturing operations can result in surface spillage or, in rare cases, the underground migration of fracturing fluids. Any such spillage or migration could result in litigation, government fines and penalties or remediation or restoration obligations. Our current insurance policies provide some coverage for losses arising out of our hydraulic fracturing operations. However, these policies may not cover fines, penalties or costs and expenses related to government-mandated cleanup activities, and total losses related to a spill or migration could exceed our per occurrence or aggregate policy limits. Any losses due to hydraulic fracturing that are not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

Our estimated proved reserves and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.

It is not possible to measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may prove inaccurate. For example, if the price used in our December 2017 reserve report had been $10.00 less per barrel for oil, then the standardized measure of our estimated proved reserves as of that date would have decreased from $207.2 million to $131.4 million.

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

Any acquisitions we complete are subject to substantial risks that could adversely affect our financial condition and results of operations.

One of our growth strategies is to capitalize on opportunistic acquisitions of oil reserves. We may not achieve the expected results of any acquisition we complete, and any adverse conditions or developments related to any such acquisition may have a negative impact on our operations and financial condition. Any acquisition involves potential risks, including, among other things:

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

We only own oil and natural gas properties and related assets, all of which are currently located in Oklahoma, Texas and Wyoming. An adverse development in the oil and natural gas business in these geographic areas could have an impact on our business, financial condition and results of operations.

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

Sales of oil and natural gas to four purchasers accounted for 99% of our sales for the year ended December 31, 2017. Our production is, and will continue to be, marketed by our affiliate, Mid-Con Energy Operating. By selling a substantial majority of our current production to a small concentration of customers we believe that we have obtained and will continue to receive more favorable pricing than would otherwise be available to us if smaller amounts had been sold to several purchasers based on posted prices. To the extent these significant customers reduce the volume of oil and natural gas they purchase from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash flows from operations could decline which could adversely affect our financial condition and results of operations.

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

Typical regulatory requirements for waterflood unit formation require anywhere from 63% to 85% of the leasehold and mineral owners in a proposed unit area to consent to a unitization plan before the relevant regulatory body will issue a unitization order. Mid-Con Energy Operating may be required to dedicate significant amounts of time and financial resources to obtaining consents from other owners and the necessary approvals from the state and federal regulatory agencies. These consents and approvals may also delay our ability to begin developing our new waterflood projects and may prevent us from developing our properties in the way we desire.

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

We might be unable to compete effectively with larger companies, which might adversely affect our business activities, financial condition and results of operations.

The oil and natural gas industry is intensely competitive, and we compete with companies that possess and employ financial, technical and personnel resources substantially greater than ours. These companies may be able to pay more for properties and evaluate, bid for and purchase a greater number of properties than our financial, technical or personnel resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities despite the currently depressed oil price environment and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

Many of our leases are in areas that have been partially depleted or drained by offset wells.

Many of our leases are in areas that have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests lying contiguous or adjacent to or adjoining our interests could take actions, such as drilling additional wells, which could adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of our proved reserves, and may inhibit our ability to further develop our reserves.

Our revolving credit facility has restrictions and financial covenants that may restrict our business and financing activities, and the pre-approval of our lenders will be required for us to resume distributions on our common units.

Our revolving credit facility also restricts, among other things, our ability to incur debt and pay distributions under certain circumstances, and requires us to comply with customary financial covenants and specified financial ratios. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any provisions of our revolving credit facility that are not cured or waived within specific time periods, a significant portion of our indebtedness may become immediately due and payable, we could be prohibited from making distributions to our unitholders in the future, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, our obligations under our revolving credit facility are secured by substantially all of our assets, and if we are unable to repay our indebtedness under our revolving credit facility, the lenders could seek to foreclose on our assets. Further, the terms of our credit agreement require the pre-approval of our lenders in order to reinstate distributions on our common units.

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

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHG present a danger to public health and the environment. Based on these findings, the EPA began adopting and implementing regulations that restrict emissions of GHG under existing provisions of the federal Clean Air Act, including requirements to reduce emissions of GHG from motor vehicles, requirements associated with certain construction and operating permit reviews for GHG emissions from certain large stationary sources, reporting requirements for GHG emissions from specified large GHG emission sources, including certain owners and operators of onshore oil and natural gas production and rules requiring so-called “green completions” of natural gas wells constructed after January 2015. We are currently monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule. Data collected from our initial GHG monitoring activities indicated that we do not exceed the threshold level of GHG emissions triggering a reporting obligation. To the extent we exceed the applicable regulatory threshold level in the future, we will report the emissions beginning in the applicable period. Also, the U.S. Congress has from time to time considered legislation to reduce emissions of GHG, and almost one-half of the states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of GHG. In March 2016, the EPA issued new regulations that set methane and VOC emission standards for certain oil and natural gas facilities. In July 2017, the EPA proposed a two-year stay of certain requirements of this rule pending reconsideration of the rule. In addition, under the Paris Agreement, which went into effect on November 4, 2016, the United States is required to establish increasingly stringent nationally determined contributions to mitigate climate change. The United States announced its intention to withdraw from the Paris Agreement on June 1, 2017. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require us to incur significant costs to reduce emissions of GHG associated with operations or could adversely affect demand for our production.

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

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The EPA’s final rule includes NSPS standards for completions of hydraulically fractured wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The new rules became effective October 15, 2012; however, a number of the requirements did not take immediate effect as the final rule establishes a phase-in period to allow for the manufacture and distribution of required emissions reduction technology. As an example, until December 31, 2014, owners and operators of hydraulically fractured gas wells could either flare their emissions or use emissions reduction technology called “green completions” technologies already deployed at wells. On or after January 1, 2015, all newly fractured wells were required to use green completions. Controls for certain storage vessels, pneumatic controllers, compressors, dehydrators and other equipment must be implemented immediately or phased-in over time, depending on the construction date and/or nature of the unit. Compliance with these requirements could increase our costs of development and production, though we do not expect these requirements to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

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

Strict, joint and several liabilities may be imposed under certain environmental laws, which could cause us to become liable for the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If we are not able to recover the resulting costs through insurance or increased revenues, our ability to make cash distributions to our unitholders could be adversely affected. For a detailed discussion please read Item 1. “Business - Environmental Matters and Regulation.”

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important and common practice that is used in the completion of unconventional wells in shale formations as well as tight conventional formations, including many of those that we complete and produce. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. The process is typically regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the federal Safe Drinking Water Act and has published guidance documents related to this regulatory authority. In addition, from time to time, Congress has considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process. Many states in which we operate have adopted rules requiring well operators to publicly disclose certain information regarding hydraulic fracturing operations, including the chemical composition of any liquids used in the hydraulic fracturing process. Generally, certain proprietary information may be excluded from an operator’s disclosure. Additionally, some states and local authorities have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. In the event that new or more stringent federal, state or local legal restrictions are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in our development or production activities.

In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has completed a study of the potential environmental effects of hydraulic fracturing on drinking water resources and issued its final report in December 2016. The report concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances and identified conditions under which the impacts may be more frequent or severe. In June 2016, the EPA published final pretreatment standards for oil and gas extraction sources to ensure that wastewater from hydraulic fracturing activities is not sent to publicly owned treatment works. Subsequent rules have extended the implementation date for certain facilities that are subject to these standards. The U.S. Department of Energy is conducting an investigation of practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. More recently, there have been reports linking the injection of produced fluids from hydraulic fracturing to earthquakes. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms. Any additional level of regulation could lead to operational delays or increased operating costs which could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and would increase our costs of doing business, and could adversely affect our financial condition and results of operations.

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

Risks Inherent in an Investment in Us

Our general partner controls us, and the Founders, our Mid-Con Affiliate and Yorktown own an approximate 20% interest in us. They have conflicts of interest with, and owe limited fiduciary duties to, us, which may permit them to favor their own interests to the detriment of us and our unitholders.

Our general partner has control over all decisions related to our operations. Our general partner is controlled by Messrs. Charles R. Olmstead and Jeffrey R. Olmstead. As of December 31, 2017, the Founders, our Mid-Con Affiliate and Yorktown own an approximate 20% interest in us. Although our general partner has a duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a duty to manage our general partner in a manner beneficial to its owners. All of the executive officers and non-independent directors of our general partner are also officers and/or directors of the Mid-Con Affiliate and will continue to have economic interests in, as well as management and fiduciary duties to, the Mid-Con Affiliate. Additionally, one of the directors of our general partner is a principal with Yorktown. As a result of these relationships, conflicts of interest may arise in the future between the Mid-Con Affiliate and Yorktown and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our limited partner unitholders. These potential conflicts include, among others:

•

our Partnership Agreement limits our general partner’s liability, replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties and also restricts the remedies available to our unitholders for actions that, without these limitations, might constitute breaches of fiduciary duty. By purchasing common units, unitholders are consenting to some actions and conflicts of interest that might otherwise constitute a breach of fiduciary or other duties under applicable law;
•

neither our Partnership Agreement nor any other agreement requires the Mid-Con Affiliate and Yorktown or their respective affiliates (other than our general partner) to pursue a business strategy that favors us. The officers and directors of the Mid-Con Affiliate and Yorktown and their respective affiliates (other than our general partner) have a duty to make these decisions in the best interests of their respective equity holders, which may be contrary to our interests;

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

Increases in interest rates could adversely affect our business, results of operations, cash flows from operations and financial condition, and cause a decline in the demand for yield-based equity investments such as our common units and the Preferred Units.

All of the indebtedness outstanding under our revolving credit facility is at variable interest rates; therefore, we have significant exposure to increases in interest rates. As a result, our business, results of operations and cash flows may be adversely affected by significant increases in interest rates. Further, an increase in interest rates may cause a corresponding decline in demand for equity investments, in particular for equity investments such as our common units. Any reduction in demand for our common units resulting from other more attractive investment opportunities may cause the trading price of our common units to decline.

Our Preferred Units rank senior in right of payment to our common units, and we are unable to make any distributions to our common unitholders unless full cumulative distributions are made on our Preferred Units.

Our Class A Preferred Units and Class B Preferred Units rank senior to the common units with respect to distribution rights and rights upon liquidation. Subject to certain exceptions, as long as any Preferred Units remain outstanding, we may not declare any distribution on our common units unless all accumulated and unpaid distributions have been declared and paid on the Preferred Units. In the event of our liquidation, winding-up or dissolution, the holders of the Preferred Units would have the right to receive proceeds from any such transaction before the holders of the common units. The payment of the liquidation preference could result in common unitholders not receiving any consideration if we were to liquidate, dissolve or wind-up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of the common units, make it harder for us to issue and sell common units in the future, or prevent or delay a change in control.

Our obligation to pay distributions on, and other restrictions associated with, the Preferred Units could impact our liquidity and our ability to finance future operations.

Our obligation to pay distributions on the Preferred Units could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general partnership purposes. Also, as long as any Preferred Units are outstanding, subject to certain exceptions, the affirmative vote or consent of the holders of at least a majority of the outstanding Preferred Units, voting together as a separate class, will be necessary for effecting or validating, among other things: (i) any action to be taken that adversely affects any of the rights, preferences or privileges of the Preferred Units, (ii) amending the terms of the Preferred Units, (iii) the issuance of any additional Preferred Units or equity security senior or pari passu in right of distribution or in liquidation to the Preferred Units, (iv) the ability to incur indebtedness (other than under our existing credit facility or trade payables arising in the ordinary course of business) or (v) lift the suspension of the at-the-market offering program. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

The holders of our Preferred Units are entitled to convert their Preferred Units or cause us to redeem them, which could dilute the holders of our common units and require us to raise cash to fund a redemption.

The holders of our Preferred Units may convert the Preferred Units into common units on a one-for-one basis at any time after the six-month anniversary of the applicable closing date, in whole or in part, subject to certain conversion thresholds. At any time after the fifth anniversary of the Class A Preferred Unit closing date, each holder of the Preferred Units shall have the right to cause us to redeem all or any portion of the outstanding Preferred Units for cash. In addition, in connection with a change of control of the Partnership, holders of Preferred Units may elect to have their Preferred Units converted into common units, plus accrued but unpaid distributions to the conversion date, and if holders of Preferred Units do not elect to convert all of their Preferred Units, then, unless the Partnership is the surviving entity of the change of control, we must redeem any remaining Preferred Units in cash.

If a substantial portion of the Preferred Units are converted into common units, common unitholders could experience significant dilution. Further, if holders of converted Preferred Units dispose of a substantial portion of such common units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. These sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future. In addition, if we are required to redeem outstanding Preferred Units, it would result in a significant cash expenditure and, if we did not have sufficient funds on hand at that time, we would have to incur borrowings or otherwise finance the cost of such redemption.

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
•

an association of U.S. citizens, such as a partnership or limited liability company, organized under the laws of the United States or of any state thereof, but only if such association does not have any direct or indirect foreign ownership, other than foreign ownership of stock in a parent corporation organized under the laws of the United States or of any state thereof; or

•

a limited partner whose nationality, citizenship or other related status would not, in the determination of our general partner, create a substantial risk of cancellation or forfeiture of any property in which we or our subsidiary has an interest.

Onshore mineral leases or any direct or indirect interest therein may be acquired and held by aliens only through stock ownership, holding or control in a corporation organized under U.S. laws or of any state thereof. Unitholders who are not persons or entities who meet the requirements to be an Eligible Holder run the risk of having their common units redeemed by us at the then-current market price. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.

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

The vote of the holders of at least 66.67% of all outstanding units is required to remove our general partner. As of December 31, 2017, the Founders, our Mid-Con Affiliate and Yorktown own an approximate 20% interest in us, which will enable those holders, collectively, to make it difficult to remove our general partner.

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

Our Partnership Agreement does not limit the number of additional common units that we may issue at any time without the approval of our unitholders. In addition, we may issue an unlimited number of units that are senior to the common units in right of distribution, liquidation and voting, including additional Preferred Units. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our unitholders’ proportionate ownership interest in us will decrease;
•	the amount of cash available for distribution on each unit may decrease;
•	the ratio of taxable income to distributions may increase;
•	the relative voting strength of each previously outstanding unit may be diminished; and
•	the market price of our common units may decline.

Our Partnership Agreement restricts the voting rights of unitholders owning 20% or more of our common units, other than our general partner and its affiliates, the holders of our Preferred Units and Yorktown, which may limit the ability of significant common unitholders to influence the manner or direction of management.

Our Partnership Agreement restricts unitholders’ voting rights by providing that any common units held by a person, entity or group owning 20% or more of any class of common units then outstanding, other than our general partner and its affiliates, the holders of our Preferred Units, Yorktown and their transferees and persons who acquired such common units with the prior approval of the Board of Directors of our general partner, cannot vote on any matter. Our Partnership Agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting unitholders’ ability to influence the manner or direction of management.

Sales of our common units by the selling unitholders may cause our price to decline.

As of December 31, 2017, the Founders, our Mid-Con Affiliate and Yorktown own 5,472,162 common units and 360,000 units held by our general partner, or an approximate 20% interest in us. Sales of these units or of other substantial amounts of our common units in the public market, or the perception that these sales may occur, could cause the market price of our common units to decline. Sales of such units could also impair our ability to raise capital through the sale of additional common units.

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

Although we have suspended distributions on our common units, under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make distributions to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to us are not counted for purposes of determining whether a distribution is permitted. Delaware law provides that for a period of three years from the date of an impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. This requirement could apply to quarterly distributions made before suspension and to future distributions, in the event we elect to reinstate the distributions. A purchaser of common units who becomes a limited partner is liable for the obligations of the transferring limited partner to make contributions to us that are known to such purchaser of common units at the time it became a limited partner and for unknown obligations if the liabilities could be determined from our Partnership Agreement.

Tax Risks to Unitholders

Our unitholders are required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us.

In October 2015, our Board elected to suspend quarterly cash distributions on our common units. Because our unitholders are treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, our unitholders are required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income. Additionally, we may engage in transactions to delever the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, unitholders may be allocated taxable income or gain resulting from the sale without receiving a cash distribution.

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

Despite the fact that we are a limited partnership under Delaware law, we will be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement, or a change in current law, could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and would likely pay state and local income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions which would be taxable as dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits as determined for U.S. federal income tax purposes, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships or an investment in our units. Additionally, final Treasury Regulations under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended (the “Code”), interpret the scope of qualifying income for publicly traded partnerships by providing industry-specific guidance. We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the current law and the final Treasury Regulations.

In addition, the Tax Cuts and Jobs Act (the “TCJA”) enacted December 22, 2017, makes significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the tax rate on an individual or other non-corporate unitholder’s allocable share of certain income from a publicly traded partnership. The TCJA is complex and lacks administrative guidance, thus, the impact of certain aspects of its provisions on us or an investment in our units is currently unclear. Unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in our units.

Any changes to the U.S. federal income tax laws and interpretations thereof (including administrative guidance relating to the TCJA) may or may not be applied retroactively and could make it more difficult or impossible for us to meet the exception to be treated as a partnership for U.S. federal income tax purposes or otherwise adversely affect us. We are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes or interpretations thereof could negatively impact the value of an investment in our units.

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

If our unitholders sell their units, they will recognize a gain or loss equal to the difference between the amount realized and their adjusted tax basis in their units. Because prior distributions in excess of their allocable share of our total net taxable income decrease their tax basis in their units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than the original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture items, including depreciation, depletion, amortization and Intangible Drilling Costs deduction recapture. In addition, because the amount realized may include a unitholder’s share of our non-recourse liabilities, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Unitholders may be subject to limitations on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the TCJA, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income plus 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, depletion or amortization. Any interest disallowed may be carried forward and deducted in future years by the unitholder from his share of our “excess taxable income,” which is generally equal to the excess of 30% of our adjusted taxable income over the amount of our deduction for business interest for such future taxable year, subject to certain restrictions.

Tax-exempt entities face unique tax issues from owning our units that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. Although final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, these regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge our proration method or new Treasury Regulations were issued, we may be required to change our method of allocating items of income, gain, loss and deduction among our unitholders.

A unitholder whose units are the subject of a securities loan (e.g. a loan to a “short seller” to affect a short sale of units) may be considered as having disposed of those units. If so, such unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units, such unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any items of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from borrowing and loaning their units.

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

Oil and Natural Gas Reserves

Internal Controls Relating to Reserve Estimates

We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. Our internal controls over the recording of reserves estimates require reserve estimates to be in compliance with the SEC rules, regulations, definitions and guidance. Our proved reserves are estimated at the well, lease, or unit level and compiled for reporting purposes by our reservoir engineering staff. Internal evaluations of our reserves are maintained in a secure reserve engineering database. Reserves are reviewed internally by our senior management on a quarterly basis. Our reserve estimates are audited by our independent third-party reserve engineers, CG&A, at least annually.

Our staff works closely with CG&A to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve audit process. To facilitate their audit of our reserves, we provide CG&A with any information they may request, including all of our reserve information as well as geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures, LOE, product pricing, production taxes and relevant economic criteria. We also make all of our pertinent personnel available to CG&A to respond to any questions they may have.

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

Qualifications of Responsible Technical Persons

CG&A is an independent oil and natural gas consulting firm. No director, officer, or key employee of CG&A has any financial ownership in the Partnership, the Mid-Con Affiliate, Mid-Con Energy Operating or any of their respective affiliates. The compensation paid to CG&A for the audit is not contingent upon the results obtained and reported. The engineering audit presented in the CG&A report was overseen by W. Todd Brooker, President. Mr. Brooker has been a Petroleum Consultant for CG&A since 1992, became Senior Vice President in 2011 and President in 2017. His responsibilities include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition and divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. His experience includes significant projects in both conventional and unconventional resources in every major U.S. producing basin and abroad, including oil and gas shale plays, coalbed methane fields, waterfloods and complex, faulted structures. Prior to CG&A he worked in Gulf of Mexico drilling and production engineering at Chevron USA. Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering. He is a registered professional engineer in Texas, No. 83462, and a member of the Society of Petroleum Engineers.

Chad B. Roller, Ph.D., Vice President of Development of Mid-Con Energy Operating, has served in this role since March 2015. Dr. Roller previously served as Petroleum Engineer at Mid-Con Energy Operating and Royal Dutch Shell where his expertise includes waterflood development and EOR. Dr. Roller received his Ph.D. from Rice University and Master of Science and Bachelor of Science degrees from the University of Oklahoma.

Estimated Proved Reserves

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2017, based on reserve reports prepared by our reservoir engineering staff and audited by CG&A.

	Net Oil MBbls	Net Gas MMcf	Total Net MBoe
Reserve Data(1)
Estimated proved developed reserves	13,512	4,586	14,276
Estimated proved undeveloped reserves	4,998	1,696	5,281
Total	18,510	6,282	19,557
(1)

Our estimated net proved reserves were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $51.34 per Bbl for oil and $2.98 per MMBtu for natural gas at December 31, 2017. These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Average adjusted prices used were $49.34 per Bbl of oil and $2.27 per Mcf of natural gas.

The data in the table above represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil that are ultimately recovered. For a discussion of risks associated with internal reserve estimates, see Item 1A. “Risk Factors - Risks Related to Our Business.” Our estimated proved reserves and future production rates rely on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.

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

Development of Proved Undeveloped Reserves

With respect to PUDs, we have established a development plan approved by the Vice President of Development of Mid-Con Energy Operating that will result in converting the PUDs within five years from the initial disclosure of the reserves and the associated development capital requirements are equal to or less than the management-approved capital program on a year-by-year basis. If either of these criteria cease to be met, we remove the associated PUDs from our proved reserves disclosures. None of our proved undeveloped reserves as of December 31, 2017, have remained undeveloped for more than five years from the date the reserves were initially booked as proved undeveloped.

Our development plan includes PUDs that are based upon qualitative and quantitative factors including estimated risk-based returns, current pricing forecasts, recent drilling results and waterflood responses. None of our PUDs at December 31, 2017, are scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Consistent with the typical waterflood response time range of 6-18 months from initial development, the transfer of PUDs to the proved developed category is attributable to development costs incurred. During 2017, our capital expenditures for development (drilling, recompletion and conversion to injection) were $7.4 million. Based on our current expectations of cash flows, we expect to fund our 2018 capital spending program from our cash flows from operations. For a more detailed discussion of our pro forma liquidity position, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The following table summarizes the changes in our PUDs during the year ended December 31, 2017:

	Net Oil	Net Gas	Total
	MBbls	MMcf	Net MBoe
Proved undeveloped reserves as of December 31, 2016	6,477	1,983	6,808
Conversion to proved developed reserves	(1,825)	(380)	(1,888)
Revisions of previous estimates(1)	680	93	695
Purchases of proved undeveloped reserves	343	—	343
Extensions and discoveries of proved undeveloped reserves	24		24
Sales of proved undeveloped reserves	(701)	—	(701)
Reduction due to aged five or more years	—	—	—
Proved undeveloped reserves as of December 31, 2017	4,998	1,696	5,281

(1) Revisions of previous estimates represent changes in the previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

For the year ended December 31, 2017, our PUDs decreased from 6,808 MBoe to 5,281 MBoe. The change was primarily attributable to:

Conversion to proved developed reserves. We converted 1,888 MBoe from PUDs to proved developed reserves.

Revisions of previous estimates. Commodity prices improved in 2017. The 12-month average price for crude oil increased 20% from $42.75 per Bbl for 2016 compared to $51.34 per Bbl for 2017, while the 12-month average price for natural gas increased 20% from $2.49 per MMBtu for 2016 compared to $2.98 per MMBtu for 2017. The increase in benchmark prices had a modest positive impact on our PUDs estimates, resulting in upward reserve revisions of 60 MBoe during the year ending December 31, 2017. We saw continued positive oil production responses to water injection in our Texas core area from both existing and new waterflood projects that resulted in an upward revision of 635 MBoe in PUDs.

Purchases of proved undeveloped reserves. The Oklahoma Wheatland property acquisition, which closed June 1, 2017, resulted in a positive increase of 343 MBoe in PUDs.

Extensions and discoveries of proved undeveloped reserves. These were additions to PUDs that resulted from successful offset drilling in our Texas core area during the year ended December 31, 2017.

Sales of proved undeveloped reserves. Reductions to PUDs from the divestiture of Southern Oklahoma properties on December 22, 2017, and resulted in a decrease in PUDs of 701 MBoe.

Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests were excluded from this table. As of December 31, 2017, 96% of our leasehold acreage was held by production:

	Developed Acreage		Undeveloped Acreage
Core Area	Gross	Net	Gross	Net
Oklahoma	14,689	11,720	—	—
Texas	18,630	17,510	1,290	1,240
Total	33,319	29,230	1,290	1,240

All of the PUDs in the Oklahoma core area are related to new drilling or recompletion activities within currently producing areas of our developed acreage and represent in-fill or reduced spacing activity; therefore, all acreage is considered developed.

Drilling Activities

For information with respect to wells drilled and completed for the years ended December 31, 2017, and 2016, see Item 1. “Business - Drilling Activities”.

Productive Wells

For information with respect to the number of productive oil and natural gas wells on our properties for the years ended December 31, 2017, and 2016, see Item 1. “Business - Productive Wells”.

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

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any significant legal or governmental proceedings against us, or contemplated to be brought against us, under the various environmental protection statutes to which we are subject. No amounts have been accrued at December 31, 2017.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed under the symbol “MCEP” on the NASDAQ. At the close of business on February 19, 2018, based upon information received from our transfer agent and brokers and nominees, we had 37 limited partner unitholders of record. This number does not include owners for whom common units may be held in “street” names. The daily high and low closing prices per common unit for the period from January 1, 2017, through December 31, 2017, were $3.22 and $0.93, respectively.

The following table sets forth the range of the daily high and low prices per common unit for 2016 and 2017:

	Price Range
	High	Low
2016
First Quarter	$1.93	$0.72
Second Quarter	$4.05	$1.70
Third Quarter	$3.08	$1.40
Fourth Quarter	$3.30	$1.93

2017
First Quarter	$3.37	$0.72
Second Quarter	$2.53	$1.70
Third Quarter	$1.43	$1.40
Fourth Quarter	$1.45	$1.93

Cash Distributions to Unitholders

In October 2015, prolonged declines in commodity prices prompted us to suspend cash distributions to common unitholders in an effort to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining any future distributions.

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

See Note 10 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 11. “Executive Compensation - Long-Term Incentive Program” for information regarding our equity compensation plans as of December 31, 2017.

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information otherwise required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 8. “Financial Statements and Supplementary Data” contained herein.

Overview

Mid-Con Energy Partners is a publicly held limited partnership formed in July 2011 that engages in the ownership, acquisition and development of producing oil and natural gas properties in North America, with a focus on EOR. Our properties are located primarily in the Mid-Continent and Permian Basin regions of the United States in our Oklahoma and Texas core areas. In 2017, we sold all of our Southern Oklahoma properties. Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.

As of December 31, 2017, our total estimated proved reserves were 19.6 MMBoe, of which 95% were oil and 73% were proved developed, both on a Boe basis. As of December 31, 2017, we operated 100% of our properties through our affiliate, Mid-Con Energy Operating, and 64% of our net proved reserves were being produced under waterflood, in each instance on a Boe basis. Our average net production for the month ended December 31, 2017, was 3,163 Boe/d and our total estimated proved reserves had a reserve-to-production ratio of 17 years.

Recent Developments

Wheatland Acquisition

On June 1, 2017, we acquired multiple oil and natural gas properties located in Oklahoma County and Cleveland County, Oklahoma for cash consideration of $4.1 million, after preliminary post-closing purchase price adjustments. The effective date of the acquisition was April 1, 2017. See Note 3 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

Southern Oklahoma Divestiture

On December 22, 2017, we completed the sale of properties in the Southern Oklahoma region (the “Southern Oklahoma divestiture”) for cash proceeds of $22.0 million, prior to post-closing purchase price adjustments, and recognized a loss of $4.2 million. The effective date of the divestiture was December 22, 2017. See Note 3 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

Nolan County Divestiture

On January 9, 2018, we completed the sale of certain Permian oil and natural gas proved properties in Nolan County, Texas (the “Nolan County divestiture”), for cash consideration of $1.6 million, subject to customary post-closing sale price adjustments. The effective date of the divestiture was November 1, 2017.

House Creek Acquisition

On January 16, 2018, we acquired multiple oil and natural gas properties located in Campbell County, Wyoming (“House Creek”), for cash consideration of $1.5 million, subject to customary post-closing sale price adjustments. The effective date of the acquisition was September 1, 2017.

Class B Preferred Unit Offering

On January 31, 2018, we closed the private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Partnership used a portion of the proceeds from the offering to fund the acquisition of certain properties in Campbell and Converse Counties, Wyoming, and any excess was used to reduce borrowings under our revolving credit facility. The Class B Preferred Units were issued at a price of $1.53 per Preferred Unit (the “Class B Unit Purchase Price”). The Partnership will pay holders of the Class B Preferred Units a cumulative, quarterly distribution in cash at an annual rate of 8.0%, or under certain circumstances, in additional Class B Preferred Units, at an annual rate of 10.0%. At any time after the six month anniversary and prior to August 11, 2021, each holder of the Class B Preferred Units may elect to convert all or any portion of their units into common units representing limited partner interests in the Partnership on a one-for-one basis. On August 11, 2021, each holder may elect to cause the Partnership to redeem all or any portion of their Class B Preferred Units for cash at the Class B Unit Purchase Price, and any remaining Class B Preferred Units will thereafter be converted to common units on a one-for-one basis.

Pine Tree Acquisition

On January 31, 2018, we acquired multiple oil and natural gas properties located in Campbell and Converse Counties, Wyoming (“Pine Tree”), for cash consideration of $8.6 million, subject to customary post-closing sale price adjustments. The effective date of the acquisition was September 1, 2017. The purchase price was funded by the Class B Preferred Unit offering described above.

Revolving Credit Facility

During the quarter ended September 30, 2017, we were not in compliance with our leverage ratio calculation. On November 10, 2017, the Partnership received a waiver from the Administrative Agent and the Lenders of our revolving credit facility waiving the noncompliance through December 15, 2017. On December 22, 2017, Amendment 11 to the credit agreement was finalized. The amendment extended the waiver of the leverage ratio default until January 31, 2018. This amendment decreased the Partnership’s borrowing base to $115.0 million effective December 22, 2017, and required the facility usage not exceed $100.0 million. The amendment also required that the cash proceeds received from the Southern Oklahoma divestiture on December 22, 2017, and the Nolan County divestiture on January 9, 2018, be applied to the borrowings outstanding.

On January 31, 2018, we finalized Amendment 12 to our revolving credit facility, which increased our borrowing base to $125.0 million and extended the maturity of the facility from November 2018 to November 2020. The lenders also waived any default or event of default that occurred as a result of the Partnership’s failure to maintain the required leverage ratio for the quarter ended September 30, 2017. The amendment also required the Partnership to have a minimum liquidity of 20% prior to making any distributions to the Preferred Unitholders.

Reduction of Debt

As of February 28, 2018, we had reduced outstanding debt by $31.8 million since December 31, 2016. Funds for debt repayment were provided by the Southern Oklahoma and Nolan County divestitures, remaining proceeds from the Class B Preferred Unit offering in excess of the Pine Tree acquisition and cash flows from operations.

Distributions

In 2017, we paid cash distributions on Class A Preferred Units of $1.5 million for fourth quarter 2016 and first and second quarter 2017. On January 31, 2018, the Partnership announced that the Board declared a Class A Preferred Unit cash distribution for the third and fourth quarters of 2017, according to terms outlined in the Partnership Agreement. A cash distribution of $0.086 per Class A Preferred Unit, or $1.0 million in aggregate, was paid on February 14, 2018, to holders of record as of the close of business on February 7, 2018.

As of February 28, 2018, cash distributions on our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions and also prohibits us from making common unit cash distributions if any potential default or event of default, as defined in the credit agreement, occurs or would result from the cash distribution. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders.

Appointment and Departure of Certain Officers

Mr. S. Craig George resigned from the Board effective January 31, 2017.

Mr. Wilkie S. Colyer Jr. was appointed to the Board effective February 1, 2017.

Mr. John W. Brown was appointed to the Board and the audit committee effective April 25, 2017.

Mr. Matthew R. Lewis resigned from his position of Vice President and Chief Financial Officer of the general partner effective November 6, 2017, and served in an advisory role until November 30, 2017.

Business Environment

The markets for oil, natural gas and NGLs have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Our average sales price per barrel of oil, excluding commodity derivative contracts, was $47.72 and $39.52 for the years ended December 31, 2017, and 2016, respectively.

The following table is a summary of NYMEX-WTI futures prices for the years ended December 31, 2017, and 2016:

	Price Range
	High	Low	Average
2017	$60.42	$42.53	$50.85
2016	$54.06	$26.21	$43.47

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent to do so, or as required by our lenders. We conduct our risk management activities exclusively with participant lenders in our revolving credit facility. We have entered oil commodity derivative contracts covering a portion of our anticipated oil production through September 2020 as of February 28, 2018.

Our business faces the challenge of natural production declines. As initial reservoir pressures are depleted, production from a given well or formation decreases. Although our waterflood operations tend to restore reservoir pressure and production, once a waterflood is fully effected, production, once again, begins to decline. Our future growth will depend on our ability to continue to add reserves in excess of our production. Our focus on adding reserves is primarily through improving the economics of producing oil from our existing fields and, secondarily, through acquisitions of additional proved reserves. Our ability to add reserves through development projects and acquisitions is dependent upon many factors, including our ability to raise capital, obtain regulatory approvals, procure contract drilling rigs and personnel and successfully identify and close acquisitions.

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

Results of Operations

The tables presented in this section summarize certain of the results of operations and period-to-period comparisons for the years ended December 31, 2017, and 2016. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Production and Unit Costs per BOE. The following table provides production volume data and average unit costs per BOE:

	Year Ended December 31,
	2017	2016	Change	% Change
Production Volumes
Oil (MBbls)	1,209	1,386	(177)	(13%)
Natural gas (MMcf)	431	554	(123)	(22%)
Total (MBoe)	1,281	1,478	(197)	(13%)

Average daily net production (Boe/d)	3,510	4,038	(528)	(13%)

Average sales price
Oil (per Bbl)
Sales price	$47.72	$39.52	$8.20	21%
Effect of net settlements on matured derivative instruments(1)	$(3.64)	$8.40	$(12.04)	(143%)
Realized oil price after derivatives	$44.08	$47.92	$(3.84)	(8%)
Natural gas (per Mcf)	$2.88	$2.39	$0.49	21%

Average unit costs per Boe
Lease operating expenses	$16.87	$15.35	$1.52	10%
Oil and natural gas production taxes	$2.59	$1.96	$0.63	32%
Depreciation, depletion and amortization	$13.83	$15.61	$(1.78)	(11%)
General and administrative expenses	$4.46	$4.66	$(0.20)	(4%)

(1) For the year ended December 31, 2017, effect of net settlements on matured derivative instruments does not include the $0.6 million received and the $1.1 million of deferred premiums paid upon early termination of previous oil derivative contracts in September and October 2017. For the year ended December 31, 2016, effect of net settlements on matured derivative instruments does not include the $5.8 million received and the $1.5 million of deferred premiums paid upon early termination of previous oil derivative contracts in July 2016 or the related $2.8 million premiums paid at inception of the oil derivative contracts in January 2015.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Operating Revenues. The following table provides oil and natural gas sales data for the years ended December 31, 2017, and 2016:

	Year Ended December 31,
(in thousands)	2017	2016	Change	% Change
Oil sales	$57,689	$54,773	$2,916	5%
Natural gas sales	1,240	1,325	(85)	(6%)
Total oil and natural gas sales	$58,929	$56,098	$2,831	5%

The following table details the change in revenues due to price and volume variances:

(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$8.20	1,209	$9,913
Natural gas (Mcf)	$0.49	431	211
Total revenues due to change in price			10,124

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of production volumes
Oil (Bbls)	(177)	$39.52	$(6,998)
Natural gas (Mcf)	(123)	$2.39	(295)
Total revenues due to change in production volumes			(7,293)
Total change in revenues			$2,831

The change in oil and natural gas volumes was primarily due to the following:

•	divestiture of our Hugoton properties in 2016;
•	primary production declines at select properties in the Permian region;
•	increasing water cuts at select maturing waterflood properties in Southern Oklahoma, coupled with the sale of the Southern Oklahoma properties on December 22, 2017;
•	production from the 2016 Permian Bolt-On acquisition and 2017 Wheatland acquisition properties;
•	successful new drill results at a Permian Bolt-On property; and
•	positive waterflood responses at key properties located in the Permian and Northeastern Oklahoma.

Loss on derivatives, net. The table below summarizes the non-cash and cash components of our commodity derivative contracts as well as the change for the years ended December 31, 2017, and 2016:

	Year Ended December 31,
(in thousands)	2017	2016	Change	% Change
Cash settlements on matured derivatives(1)	$(369)	$20,511	$(20,880)	(102%)
Cash settlements on early terminations of derivatives(1)	582	5,820	(5,238)	(90%)
Non-cash change in fair value of derivatives	(2,158)	(38,533)	36,375	94%
Total loss on derivatives, net	$(1,945)	$(12,202)	$10,257	84%

(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

Production expenses. The following table summarizes the change in oil and natural gas production expense for the years ended December 31, 2017, and 2016:

	Year Ended December 31,
(in thousands)	2017	2016	Change	% Change
Lease operating expenses	$21,614	$22,692	$(1,078)	(5%)
Oil and natural gas production taxes	3,321	2,893	428	15%
Total oil and natural gas production expenses	$24,935	$25,585	$(650)	(3%)
Effective production tax rate	5.7%	5.2%	0.5%	10%

The change in lease operating expenses was primarily due to the following:

•	divestiture of our Hugoton properties in July 2016;
•	reduced spending in our Southern Oklahoma properties;
•	incremental costs associated with properties acquired in the Permian Bolt-On and Wheatland Acquisitions;
•	non-routine costs in Northeastern Oklahoma related to storm damage; and
•	discontinuation of the EOR tax credit at one of our Northeastern Oklahoma units effective July 1, 2017.

The following table summarizes production expenses per Boe data for the years ended December 31, 2017, and 2016:

	Year Ended December 31,
(per Boe)	2017	2016	Change	% Change
Lease operating expenses	$16.87	$15.35	$1.52	10%
Oil and natural gas production taxes	2.59	1.96	0.63	32%
Total oil and natural gas production expenses per Boe	$19.46	$17.31	$2.15	12%

The change in production expenses per Boe was primarily due to:

•	lower production volumes in 2017; and
•	discontinuation of the EOR tax credit at one of our Northeastern Oklahoma units effective July 1, 2017.

Depreciation, Depletion, Amortization and Impairment Expenses. The following table provides our non-cash depreciation, depletion and amortization (“DD&A”) and impairment expense for the years ended December 31, 2017, and 2016:

	Year Ended December 31,
(in thousands)	2017	2016	Change	% Change
Depreciation, depletion and amortization	$17,713	$23,074	$(5,361)	(23%)
Impairment	24,746	895	23,851	2665%
Impairment - assets held for sale	296	3,578	(3,282)	(92%)
Total DD&A and impairment	$42,755	$27,547	$15,208	55%

The change in DD&A was due to:

•	decrease in depletion rates due to increased reserves;
•	reduced asset carrying values due to impairment in 2017;
•	decrease in production volumes; and
•	the net impact of the Hugoton divestiture and the Permian Bolt-On and Wheatland acquisitions.

Impairment of proved oil and natural gas properties was due to:

•	margin compression caused by lower future oil pricing and a higher cost profile on one of our Northeastern Oklahoma projects;
•	longer than anticipated response times to injection at one of our Permian projects; and
•	the 2016 non-cash impairment that resulted from a revision of reserve estimates for a property located in the Permian region.

Impairment of proved oil and natural gas properties held for sale was due to:

•	the 2017 impairment related to the Nolan County divestiture properties, deemed to meet held-for-sale accounting criteria as of December 31, 2017.
•	the 2016 impairment was related to the Hugoton divestiture that was deemed to meet held-for-sale accounting criteria as of June 30, 2016.

General and Administrative Expenses. The following table provides components of our general and administrative (“G&A”) for the years ended December 31, 2017, and 2016:

	Year Ended December 31,
(in thousands, except for per Boe)	2017	2016	Change	% Change
General and administrative expenses	$5,285	$5,706	$(421)	(7%)
Non-cash compensation	434	1,184	(750)	(63%)
Total general and administrative expenses	$5,719	$6,890	$(1,171)	(17%)
General and administrative expenses (per Boe)	$4.46	$4.66	(0.20)	(4%)

The decrease in G&A was primarily due to:

•	lower salaries expenses resulting from a reduced headcount in 2017;
•	the relocation and closure of our Dallas office in August 2016; and
•	fewer awards issued and lower unit price of stock-based compensation awards.

Loss on sales of oil and natural gas properties, net. Loss on sales of oil and natural gas properties, net, for the year ended December 31, 2017, included a $4.2 million loss related to the Southern Oklahoma divestiture in December 2017, partially offset by a $0.2 million gain on sale of other properties. For the year ended December 31, 2016, loss on sales of oil and natural gas properties, net, included a $0.6 million loss primarily related to the Hugoton divestiture.

Interest Expense. Interest expense is impacted by our borrowings outstanding, interest rates, commitment fees and related debt placement fees which are amortized over the life of the credit agreement. The following table sets forth interest expense for the years ended December 31, 2017, and 2016:

	Year Ended December 31,
(in thousands)	2017	2016	Change	% Change
Interest expense	$6,472	$7,487	$(1,015)	(14%)
Average effective interest rate	3.99%	3.92%	0.07%	2%

The change in interest expense was primarily due to:

•	lower outstanding borrowings; offset by a
•	higher effective interest rate caused by an increase in the underlying market rate.

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

Since November 2014, oil prices have been extremely volatile, impacting the way we conduct business. In response, we have implemented a number of adjustments to strengthen our financial position. We have continued to hedge a portion of our production to limit downside and volatility in the prevailing commodity price environment. At December 31, 2017, we had commodity derivative contracts covering a portion of our anticipated oil production through 2019. We have aggressively pursued cost reductions to improve profitability and maximize cash flows. Our primary cost reduction initiatives encompass periodic economic review of each well within our portfolio along with ongoing scrutiny of LOE and G&A. We further reduced the Partnership’s weighted average cash operating break-even costs per Boe with the July 2016 divestiture of our higher cost Hugoton properties, the December 2017 divestiture of Southern Oklahoma assets and the August 2016 acquisition of the Permian Bolt-On properties which carry a lower cost profile on a relative basis. Additionally in the third quarter 2015, we indefinitely suspended our quarterly cash distributions on common units.

Our liquidity position at February 28, 2018, consisted of $1.0 million of available cash and $34.8 million of available borrowings under our revolving credit facility. Our borrowing base is redetermined in the spring and fall of each year.

Revolving Credit Facility

During the quarter ended September 30, 2017, we were not in compliance with our leverage ratio calculation. On November 10, 2017, the Partnership received a waiver from the Administrative Agent and the Lenders of our revolving credit facility waiving the noncompliance through December 15, 2017. On December 22, 2017, Amendment 11 to the credit agreement was finalized. The amendment extended the waiver of the leverage ratio default until January 31, 2018. This amendment decreased the Partnership’s borrowing base to $115.0 million effective December 22, 2017, and required the facility usage not exceed $100.0 million. The amendment also required that the cash proceeds received from the Southern Oklahoma divestiture on December 22, 2017, and the Nolan County divestiture on January 9, 2018, be applied to the borrowings outstanding.

On January 31, 2018, Amendment 12 to the credit agreement was executed, extending the maturity of our credit facility from November 2018 until November 2020, and increasing the borrowing base of the Partnership’s revolving credit facility to $125.0 million as of January 31, 2018. The lenders also waived any default or event of default that occurred as a result of the Partnership’s failure to maintain the required leverage ratio for the quarter ended September 30, 2017. The amendment also required the Partnership to have a minimum liquidity of 20% prior to making any distributions to the Preferred Unitholders. At February 28, 2018, the outstanding borrowings of our revolving credit facility were $90.2 million.

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

Capital Requirements

Our business requires continual investment to upgrade or enhance existing operations in order to increase and maintain our production and the size of our asset base. The primary purpose of growth capital is to acquire and develop producing assets that allow us to increase our production and asset base. To date, we have funded acquisitions through a combination of cash, available borrowing capacity under our revolving credit facility and through the issuance of equity, including convertible preferred units.

Our current estimated capital spending for 2018 is $11.3 million for the development, growth and maintenance of our oil and natural gas properties. We will adjust our capital program in response to business conditions and operating results along with our evaluation of additional development opportunities that are identified throughout the year.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent to do so, or as required by our lenders. At December 31, 2017, we had commodity derivative contracts covering 67% and 15%, respectively, of our estimated 2018 and 2019 average daily production (estimate calculated based on the mid-point of our 2018 Boe production guidance as released on February 28, 2018 and multiplied by a 95% oil weighting based on fourth quarter 2017 reported production volumes). See Note 5 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

Preferred Units

As of December 31, 2017, we had issued $25.0 million of Class A Preferred Units, which were issued during August 2016 through a private placement. Class A Preferred unitholders receive a cumulative, quarterly distribution on all Class A Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Class A Preferred Units, in kind (additional Class A Preferred Units), at an annual rate of 10.0%. Such distributions will be paid for each quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreement. See Note 10 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

On January 31, 2018, we closed the private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Partnership will pay holders of the Class B Preferred Units a cumulative, quarterly distribution in cash at an annual rate of 8.0%, or under certain circumstances, in additional Class B Preferred Units, at an annual rate of 10.0%. See Note 15 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

Sources and Uses of Cash

The following table summarizes our net increase (decrease) in cash for the years ended December 31, 2017, and 2016:

	Year Ended December 31,
(in thousands)	2017	2016	Change	% Change
Net cash provided by operating activities	$17,246	$43,936	$(26,690)	(61%)
Net cash provided by (used in) investing activities	$6,997	$(8,475)	$15,472	183%
Net cash used in financing activities	$(24,770)	$(33,717)	$8,947	27%
Net (decrease) increase in cash and cash equivalents	$(527)	$1,744	$(2,271)	(130%)

Operating Activities. The decrease in operating cash flows during the year ended December 31, 2017, was primarily attributable to lower cash settlements received from matured derivatives.

Investing Activities. During the year ended December 31, 2017, our cash flow investing activities included:

•	proceeds of $22.1 million primarily from the sale of oil and natural gas properties in Southern Oklahoma;
•	the acquisition of oil and natural gas properties for $5.0 million primarily in Oklahoma; and
•	drilling and completion activities of $9.9 million.

During the year ended December 31, 2016, our cash flow investing activities included:

•	the acquisition of oil and natural gas properties for $18.7 million primarily in Texas;
•	drilling and completion activities of $7.2 million; partially offset by
•	proceeds of $17.6 million from the sale of oil and natural gas properties in the Hugoton area.

Financing Activities. During the year ended December 31, 2017, we had the following financing cash flow activities:

•	proceeds of $6.0 million from the revolving credit facility;
•	payments of $29.0 million on the revolving credit facility; and
•	distributions of $1.5 million to preferred unitholders.

During the year ended December 31, 2016, we had the following financing cash flow activities:

•	payments of $58.0 million on the revolving credit facility;
•	net proceeds of $24.6 million received from the sale of Class A Preferred Units; and
•	distributions of $0.3 million to Class A preferred unitholders.

Critical Accounting Policies and Estimates

Accounting policies we consider significant are summarized in Note 2 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” of this report. Certain accounting policies require management to make critical accounting estimates. Accounting estimates are considered critical if the nature of the estimates and assumptions involves a high degree of subjectivity and judgment concerning uncertain matters and the impact of the estimates and assumptions is material to our financial position or results of operations. Additional information regarding our critical estimates is provided below.

Derivative Contracts and Hedging Activities

Current accounting rules require that all derivative contracts, other than those that meet specific exclusions, be recorded at fair value. Quoted market prices are the best evidence of fair value. If quotations are not available, management’s best estimate of fair value is based on the quoted market price of derivatives with similar characteristics or on other valuation techniques. We use certain pricing models to determine the fair value of our derivative contracts. Inputs to the pricing models include publicly available prices from a compilation of data gathered from third parties and brokers. We compare our estimates of the fair values of our derivative contracts with those provided by our counterparties. There have been no significant differences. For additional information regarding derivatives, see Note 5 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

Revenue recognition

We follow the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on our share of actual proceeds from oil and natural gas sold to purchasers. Natural gas revenues would not have been significantly altered for the period presented had the entitlements method of recognizing natural gas revenues been utilized. If reserves are not sufficient to recover natural gas overtake positions, a liability is recorded. We had no significant natural gas imbalances at December 31, 2017, and 2016. We do not extract NGLs from our natural gas production prior to the sale and transfer of title of the natural gas stream to our purchasers. While some of our purchasers extract NGLs from the natural gas stream sold by us to them, we have no ownership in such NGLs. Therefore we do not report NGLs in our production or proved reserves.

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

Oil and Natural Gas Reserves

Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. The estimates of our proved reserves as of December 31, 2017, are based on reserve reports prepared by our reservoir engineering staff and audited by CG&A. The estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years.

The accuracy of our reserve estimates is a function of many factors, including the quality and quantity of available data, the interpretation of that data, the accuracy of various economic assumptions and the judgments of the individuals preparing the estimates. In addition, our proved reserve estimates are also a function of many assumptions, all of which could deviate significantly from actual results. For example, when the price of oil and natural gas increases, the economic lives of our properties are extended, thus increasing estimated proved reserve quantities and making certain projects economically viable. Likewise, if oil and natural gas prices decrease, the economic lives of our properties are reduced and certain projects may become uneconomic, reducing estimated proved reserve quantities. Oil and natural gas price volatility adds to the uncertainty of our reserve quantity estimates. As such, reserve estimates may materially vary from the ultimate quantities of oil and natural gas eventually recovered. For additional information regarding estimates of reserves, including the standardized measure of discounted future net cash flows, see “Supplementary Information” in Item 8. “Financial Statements and Supplementary Data” and see also Item 1. “Business.”

Impairment of Oil and Natural Gas Properties

We review our long-lived assets to be held and used, including proved oil and natural gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value exceeds management’s estimate of fair value. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flow is less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flow to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and developmental costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in our estimated cash flows are the product of a process that begins with NYMEX-WTI forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that management believes will impact realizable prices. We review our oil and natural gas properties by amortization base (field) or by individual well for those wells not constituting part of an amortization base.

Asset Retirement Obligations

We have obligations under our lease agreements and federal regulations to remove equipment and restore land at the end of oil and natural gas production operations. These ARO are primarily associated with plugging and abandoning wells. We typically incur this liability upon acquiring or drilling a well. Determining the future restoration and removal requires management to make estimates and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. We estimate the future plugging and abandonment costs of wells, the ultimate productive life of the properties, a risk adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. We are required to record the fair value of a liability for the ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We review our assumptions and estimates of future ARO on an annual basis, or more frequently, if an event or circumstances occur that would impact our assumptions. To the extent future revisions to these assumptions impact the present value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. Over time, the liability is accreted each period toward its future value and the capitalized cost is depleted as a component of development costs. Upon settlement of the liability, a gain or loss is recognized to the extent the actual costs differ from the recorded liability. See Note 7 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

Acquisitions

The estimated fair values of proved oil and natural gas properties acquired in business combinations are based on a discounted cash flow model and market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates. Based on the unobservable nature of certain of the inputs, the estimated fair value of the oil and natural gas properties acquired is deemed to use Level 3 inputs. See Note 6 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

Off–Balance Sheet Arrangements

At December 31, 2017, we had no off–balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding recently issued accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Mid-Con Energy Partners, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Mid-Con Energy Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows, and changes in equity for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Partnership’s auditor since 2005.

Tulsa, Oklahoma

February 28, 2018

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Balance Sheets

(in thousands, except number of units)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$1,832	$2,359
Accounts receivable
Oil and natural gas sales	5,262	5,302
Other	103	233
Prepaid expenses and other	166	512
Assets held for sale, net	2,058	—
Total current assets	9,421	8,406
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	335,796	441,479
Unproved properties	369	—
Other property and equipment	427	289
Accumulated depletion, depreciation, amortization and impairment	(129,101)	(176,551)
Total property and equipment, net	207,491	265,217
Other assets	2,451	2,663
Total assets	$219,363	$276,286
LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$593	$256
Related parties	1,631	3,431
Derivative financial instruments	4,252	5,314
Accrued liabilities	603	146
Liabilities related to assets held for sale	77	—
Total current liabilities	7,156	9,147
Derivative financial instruments	666	2,495
Long-term debt	99,000	122,000
Other long-term liabilities	70	93
Asset retirement obligations	10,249	11,331
Commitments and contingencies
Class A convertible preferred units - 11,627,906 issued and outstanding, respectively	20,534	19,570
Equity, per accompanying statements
General partner	(572)	(248)
Limited partners- 30,090,463 and 29,912,230 units issued and outstanding, respectively	82,260	111,898
Total equity	81,688	111,650
Total liabilities, convertible preferred units and equity	$219,363	$276,286

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Operations

(in thousands, except per unit data)

	Year Ended December 31,
	2017	2016
Revenues
Oil sales	$57,689	$54,773
Natural gas sales	1,240	1,325
Loss on derivatives, net	(1,945)	(12,202)
Total revenues	56,984	43,896
Operating costs and expenses
Lease operating expenses	21,614	22,692
Oil and natural gas production taxes	3,321	2,893
Impairment of proved oil and natural gas properties	24,746	895
Impairment of proved oil and natural gas properties held for sale	296	3,578
Depreciation, depletion and amortization	17,713	23,074
Accretion of discount on asset retirement obligations	520	577
General and administrative	5,719	6,890
Total operating costs and expenses	73,929	60,599
Loss on sales of oil and natural gas properties, net	(3,950)	(560)
Loss from operations	(20,895)	(17,263)
Other (expense) income
Interest income	11	12
Interest expense	(6,472)	(7,487)
Other income (expense)	60	(76)
Loss on settlements of asset retirement obligations	(37)	—
Total other expense	(6,438)	(7,551)
Net loss	(27,333)	(24,814)
Less: Distributions to preferred unitholders	3,063	1,249
Less: General partner's interest in net loss	(324)	(295)
Limited partners’ interest in net loss	$(30,072)	$(25,768)

Limited partners’ interest in net loss per unit
Basic and diluted	$(0.99)	$(0.86)
Weighted average limited partner units outstanding
Limited partner units (basic and diluted)	30,002	29,834

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(27,333)	$(24,814)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	17,713	23,074
Debt issuance costs amortization	1,384	1,372
Accretion of discount on asset retirement obligations	520	577
Impairment of proved oil and natural gas properties	24,746	895
Impairment of proved oil and natural gas properties held for sale	296	3,578
Loss on settlements of asset retirement obligations	37	—
Cash paid for settlements of asset retirement obligations	(95)	—
Mark to market on derivatives
Loss on derivatives, net	1,945	12,202
Cash settlements (paid) received for matured derivatives	(369)	20,511
Cash settlements received for early terminations and modifications of derivatives, net	582	5,820
Cash premiums paid for derivatives, net	(5,048)	(5,161)
Loss on sales of oil and natural gas properties, net	3,950	560
Non-cash equity-based compensation	434	1,184
Changes in operating assets and liabilities
Accounts receivable	40	(751)
Other receivables	150	4,935
Prepaid expenses and other	(655)	(39)
Accounts payable - trade and accrued liabilities	427	69
Accounts payable - related parties	(1,478)	(76)
Net cash provided by operating activities	17,246	43,936
Cash Flows from Investing Activities
Acquisitions of oil and natural gas properties	(5,034)	(18,722)
Additions to oil and natural gas properties	(9,947)	(7,223)
Additions to other property and equipment	(137)	(165)
Proceeds from sales of oil and natural gas properties	22,115	17,635
Net cash provided by (used in) investing activities	6,997	(8,475)
Cash Flows from Financing Activities
Proceeds from line of credit	6,000	—
Payments on line of credit	(29,000)	(58,000)
Offering costs	(99)	(16)
Debt issuance costs	(171)	(68)
Proceeds from sale of Class A convertible preferred units, net of offering costs	—	24,646
Distributions to Class A convertible preferred units	(1,500)	(279)
Net cash used in financing activities	(24,770)	(33,717)
Net (decrease) increase in cash and cash equivalents	(527)	1,744
Beginning cash and cash equivalents	2,359	615
Ending cash and cash equivalents	$1,832	$2,359

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

	General	Limited Partner		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2015	$47	29,725	$130,451	$130,498
Equity-based compensation	—	187	1,184	1,184
Offering costs	—	—	(16)	(16)
Distributions to Class A convertible preferred units	—	—	(779)	(779)
Allocation of value to beneficial conversion feature of Class A convertible preferred units	—	—	6,047	6,047
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(470)	(470)
Net loss	(295)		(24,519)	(24,814)
Balance, December 31, 2016	(248)	29,912	111,898	111,650
Equity-based compensation	—	179	434	434
Distributions to Class A convertible preferred units	—	—	(2,000)	(2,000)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(1,063)	(1,063)
Net loss	(324)	—	(27,009)	(27,333)
Balance, December 31, 2017	$(572)	30,091	$82,260	$81,688

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Notes to Consolidated Financial Statements

Note 1. Organization and Nature of Operations

Nature of Operations

Mid-Con Energy Partners is a publicly held Delaware limited partnership formed in July 2011 that engages in the ownership, acquisition and development of producing oil and natural gas properties in North America, with a focus on EOR. Our limited partner units (“common units”) are listed under the symbol “MCEP” on the NASDAQ. Our general partner is Mid-Con Energy GP, a Delaware limited liability company.

Reclassifications

Certain amounts in the consolidated balance sheets for the prior year have been reclassified to conform to the 2017 presentation. The line items impacted were prepaid expenses and other assets, accounts payable - trade and accounts payable - related parties. These reclassifications have no impact on previously reported total assets, total liabilities, net income (loss) or total operating cash flows.

Non-cash Investing, Financing and Supplemental Cash Flow Information

The following presents the non-cash investing, financing and supplemental cash flow information for the periods presented:

	Year Ended December 31,
(in thousands)	2017	2016
Non-cash investing and financing information
Change in oil and natural gas properties - accrued capital expenditures	$(310)	$(259)
Tenant improvement allowance deferred - other property and equipment	$—	$124
Supplemental cash flow information
Cash paid for interest	$5,041	$6,198

Note 2. Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2017, and 2016, and the results of operations, cash flows and changes in equity for the years then ended December 31, 2017, and 2016. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our subsidiary is Mid-Con Energy Properties. All intercompany transactions and account balances have been eliminated. We aggregate all of our oil and natural gas properties into one business segment engaged in the development and production of oil and natural gas properties.

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

Accounts receivable

Accounts receivable are generated from the sale of oil and natural gas to various customers. We routinely assess the financial strength of our customers and bad debts are recorded based on an account level review after all means of collection have been exhausted, and the potential recovery is considered remote. At December 31, 2017, and 2016, we did not have any reserves for doubtful accounts and we did not incur any expenses related to bad debts in any period presented.

Revenue recognition

We follow the sales method of accounting for oil and natural gas revenues. Under this method, revenues are recognized based on our share of actual proceeds from oil and natural gas sold to purchasers. Natural gas revenues would not have been significantly altered for the period presented had the entitlements method of recognizing natural gas revenues been utilized. If reserves are not sufficient to recover natural gas overtake positions, a liability is recorded. We had no significant natural gas imbalances at December 31, 2017, and 2016. We do not extract NGLs from our natural gas production prior to the sale and transfer of title of the natural gas stream to our purchasers. While some of our purchasers extract NGLs from the natural gas stream sold by us to them, we have no ownership in such NGLs. Therefore we do not report NGLs in our production or proved reserves.

Oil and natural gas properties

Our oil and natural gas development and production activities are accounted for using the successful efforts method. Under this method all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized costs relating to proved properties are depleted using the units-of-production method based on proved reserves on a field basis. The depreciation of capitalized production equipment is based on the units-of-production method using proved developed reserves on a field basis. Capitalized costs of individual properties abandoned or retired are charged to accumulated depletion, depreciation and amortization. Proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire amortization base (field) is sold or abandoned.

Costs associated with unproved properties are excluded from depletion until proved reserves are established or impairment determined. When proven reserves are established any unproved property costs associated with the project are transferred to proved properties and included in depletion. Unproved properties are assessed at least annually to ascertain whether impairment has occurred. In addition, impairment assessments are made for interim reporting periods if facts and circumstances exist that suggest impairment may have occurred. The impairment test for unproved properties is not based on the estimated fair value of the unproved properties. The impairment assessment includes consideration of our intent to fully develop our unproved properties, remaining lease terms, geological and geophysical evaluations, our drilling results, potential drilling locations, availability of capital, assignment of proved reserves, expected divestitures, anticipated future capital expenditures and economic considerations, among others.

Costs of significant proved non-producing properties and wells in the process of being drilled are excluded from depletion until such time as the proved reserves are established or impairment is determined. Costs of significant development projects are excluded from depletion until the related project is completed. We capitalize interest, if debt is outstanding, on expenditures for significant development projects until such projects are ready for their intended use. We had no capitalized interest during any of the periods presented. We review our long-lived assets to be held and used, including proved oil and natural gas properties whenever events or circumstances indicate that the carrying value may be greater than management’s estimates of its future net cash flows, including cash flows from proved reserves. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions in estimate quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the sum of estimated undiscounted future net cash flows, an impairment expense is recognized for the difference between the estimated fair value and the carrying value of the assets. We review our oil and natural gas properties by amortization base (field) or by individual well for those wells not constituting part of an amortization base. These evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. Cash flow estimates for the impairment testing excludes derivative instruments used to mitigate the price risk related to lower future oil and natural gas prices.

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

Derivatives and hedging

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivatives (swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent to do so, or as required by our lenders.

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

Equity-based compensation

The cost of employee services received in exchange for equity instruments is measured based on the grant-date fair value and is recorded as compensation expense over the requisite service period (often the vesting period). Awards subject to performance criteria vest when it is probable that the performance criteria will be met. On January 1, 2017, we adopted ASU 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”); therefore, we recognize forfeitures of equity awards as they occur. No compensation expense is recognized for equity instruments that do not vest.

Debt issuance costs

Debt placement costs are stated at cost, net of amortization, which is computed using the straight-line method and recognized as interest expense in the consolidated statements of operations over the remaining life of the agreement. Since our debt consists of a revolving credit facility, net debt placement costs are presented in “Other Assets” in our consolidated balance sheets. When debt is retired before its scheduled maturity date, any remaining issuance costs associated with that debt are expensed.

Income taxes

The partnership is not taxable for federal income tax purposes. As such, we do not directly pay federal income tax. As appropriate, taxable income or loss is includable in the federal income tax returns of our unitholders. Earnings or losses for financial statement purposes may differ significantly from those reported to the individual unitholders for income tax purposes as a result of differences between the tax basis and financial reporting basis of assets and liabilities.

Allocation of Net Income or Loss

Net income or loss is allocated to our general partner in proportion to its pro rata ownership during the period. The remaining net income or loss is allocated to the limited partner unitholders net of Preferred Unit distributions, including accretion of the Preferred Unit beneficial conversion feature. In the event of net income, diluted net income per partner unit reflects the potential dilution of non-vested restricted stock awards and the conversion of Preferred Units to common units.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive new revenue recognition standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and industry-specific guidance in Subtopic 932-605, Extractive Activities-Oil and Gas-Revenue Recognition. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for transferring those goods or services. The new standard also requires significantly expanded disclosure regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard creates a five-step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for two transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items. Several times during 2016, the FASB issued new guidance in Topic 606, Revenue from Contracts with Customers, to address the following potential implementation issues of the new revenue standard: (a) to clarify the implementation guidance on principal versus agent considerations, (b) to clarify the identification of performance obligations and the licensing implementation guidance and (c) to address certain issues in the guidance on assessing collectability, presentation of sales taxes, non-cash consideration and completed contract modifications at transition. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted this standard effective January 1, 2018, using the modified retrospective approach. The cumulative effect of applying the new standard to all outstanding contracts as of January 1, 2018, did not result in an adjustment to opening retained earnings. We have concluded that our revenue recognition under the new guidance will not materially differ from our current revenue recognition practice. We have added controls around our contract process to determine if changes to our revenue recognition practices are warranted. We will continue to disclose revenue in the financial statements at a level consistent with our current breakout of sales revenue by product type. In 2018, we will present expanded qualitative disclosures related to our oil and natural gas sales contracts.

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

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805),” with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as asset acquisitions or as business combinations. The amendments in this update provide a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the acquired assets is concentrated in a single asset or a group of similar assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, to be considered a business, the set of assets and activities must include an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace missing elements. We adopted this standard January 1, 2018. We do not anticipate a material impact to our consolidated financial statements upon adoption of this standard.

Note 3. Acquisitions, Divestitures and Assets Held for Sale

Acquisitions

Acquisitions are accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed in acquisitions are recorded in our consolidated balance sheets at their estimated fair values as of the acquisition date using assumptions that represent Level 3 fair value measurement inputs. See Note 5 in this section for additional discussion of our fair value measurements. Results of operations attributable to the acquisition subsequent to the closing are included in our consolidated statements of operations.

Wheatland

In June 2017, we acquired multiple oil and natural gas properties located in Oklahoma County and Cleveland County, Oklahoma for cash consideration of $4.1 million, after preliminary post-closing purchase price adjustments.

The recognized fair values of the assets acquired and liabilities assumed are as follows:

(in thousands)
Fair value of net assets acquired
Proved oil and natural gas properties	$4,399
Other property and equipment	132
Total assets acquired	4,531
Fair value of net liabilities assumed
Asset retirement obligation	407
Net assets acquired	$4,124

The following table presents revenues and expenses of the oil and natural gas properties acquired included in the accompanying consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2017	2016
Oil and natural gas sales	$1,373	$—
Expenses(1)	$1,009	$—

(1) Expenses include LOE, production taxes, accretion and depletion.

Permian Bolt-On

In August 2016, we acquired multiple oil and natural gas properties located in Nolan County, Texas (the “Permian Bolt-On”) for cash consideration of $18.7 million, after post-closing purchase price adjustments. The transaction was funded by a private offering of $25.0 million Class A Convertible Preferred Units (“Class A Preferred Units”). See Note 10 in this section for additional information regarding the issuance of the Class A Preferred Units.

The recognized fair values of the assets acquired and liabilities assumed are as follows:

(in thousands)
Fair value of net assets acquired
Proved oil and natural gas properties	$19,323
Total assets acquired	19,323
Fair value of net liabilities assumed
Asset retirement obligation	622
Net assets acquired	$18,701

The following table presents revenues and expenses of the oil and natural gas properties acquired included in the accompanying consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2017	2016
Oil and natural gas sales	$8,511	$2,673
Expenses(1)	$5,717	$1,640

(1) Expenses include LOE, production taxes, accretion, depletion and impairment expenses.

Divestitures

Effective at closing, the operations and cash flows of the divested properties were eliminated from the ongoing operations of the Partnership and the Partnership has no continuing involvement in these properties. The divestitures did not represent a strategic shift and did not have a major effect on the Partnership’s operations or financial results.

Southern Oklahoma

In December 2017, we sold the properties located in the Southern Oklahoma for cash proceeds of $22.0 million, prior to post-closing purchase price adjustments, and recognized a loss of $4.2 million.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2017	2016
Oil and natural gas sales	$9,252	$10,273
Expenses(1)	$7,419	$8,897

(1) Expenses include LOE, production taxes, accretion and depletion.

Hugoton

In July 2016, we sold the properties located in the Hugoton region for cash proceeds of $17.6 million, after post-closing purchase price adjustments and recognized a loss of $0.6 million. Additionally, we recorded impairment of proved oil and natural gas properties of $3.6 million when these properties were originally reported as held for sale.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2017	2016
Oil and natural gas sales	$—	$3,602
Expenses(1)	$—	$7,717

(1) Expenses include LOE, production taxes, accretion, depletion and impairment expenses.

Assets Held for Sale

Certain oil and natural gas proved properties in Nolan County, Texas, were deemed to meet held-for-sale accounting criteria as of December 31, 2017. As a result, impairment of $0.3 million was recorded to reduce the carrying value of these assets to their estimated fair value of $1.5 million at December 31, 2017. The net asset value of $1.6 million was presented in “Assets held for sale, net” and a net liability of $0.1 million was presented as “Liabilities related to assets held for sale” on our consolidated balance sheet. In January 2018, we completed the sale of these assets for $1.6 million, subject to customary post-closing sales price adjustments.

In addition to the Nolan County properties, land in Southern Oklahoma met held-for-sale criteria as of December 31, 2017. The carrying value of $0.4 million was presented in “Assets held for sale, net” on our consolidated balance sheet.

Note 4. Equity Awards

We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its affiliates, including Mid-Con Energy Operating and ME3 Oilfield Service, who perform services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, unrestricted units, restricted units, phantom units, distribution equivalent rights granted with phantom units and other types of awards. The Long-Term Incentive Program is administered by Charles R. Olmstead, Executive Chairman of the Board, and Jeffrey R. Olmstead, President and Chief Executive Officer, and awards are approved by the Board. If an employee terminates employment prior to the restriction lapse date, the awarded units are forfeited and canceled and are no longer considered issued and outstanding.

On January 1, 2017, we adopted ASU 2016-09 and elected to recognize forfeitures of equity awards as they occur. The cumulative effect of adopting ASU 2016-09 was determined to be immaterial and no adjustment to retained earnings was made.

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at December 31, 2017:

Number of Common Units
Approved and authorized awards	3,514,000
Unrestricted units granted	(1,212,706)
Restricted units granted, net of forfeitures	(399,424)
Equity-settled phantom units granted, net of forfeitures	(441,169)
Awards available for future grant	1,460,701

We recognized $0.4 million and $1.2 million of total equity-based compensation expense for the years ended December 31, 2017, and 2016, respectively. These costs are reported as a component of G&A in our consolidated statements of operations.

Unrestricted Unit Awards

During the year ended December 31, 2017, we granted 25,400 unrestricted units with an average grant date fair value of $2.65 per unit. During the year ended December 31, 2016, we granted 73,932 unrestricted units with an average grant date fair value of $1.20 per unit.

Restricted Unit Awards

Restricted units vest over two or three years. We did not issue any restricted units during the years ended December 31, 2017, and 2016.

A summary of our restricted unit awards for the years ended December 31, 2017, and 2016, is presented below:

	Number of Restricted Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2015	222,833	$8.49
Units granted	—	—
Units vested	(112,478)	9.16
Units forfeited	(33,433)	9.69
Outstanding at December 31, 2016	76,922	5.67
Units granted	—	—
Units vested	(69,560)	6.39
Units forfeited	(1,000)	5.42
Outstanding at December 31, 2017	6,362	$5.42

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over two or three years and do not have any rights or privileges of a common unitholder, including the right to distributions, until vesting and the resulting conversion into common units. During the year ended December 31, 2017, we granted 27,000 equity-settled phantom units with a two-year vesting period and 14,500 equity-settled phantom units with a three-year vesting period. During the year ended December 31, 2016, we granted 347,500 equity-settled phantom awards with one-third vesting immediately and the other two-thirds vesting over two years and 27,000 equity-settled phantom awards with a three-year vesting period. As of December 31, 2017, there were $0.1 million of unrecognized compensation costs related to equity-settled phantom units. These costs are expected to be recognized over a weighted average period of ten months.

A summary of our equity-settled phantom unit awards for the years ended December 31, 2017, and 2016, is presented below:

	Number of Equity-Settled Phantom Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2015	77,500	$2.81
Units granted	374,500	1.55
Units vested	(146,841)	2.03
Units forfeited	(17,500)	2.02
Outstanding at December 31, 2016	287,659	1.64
Units granted	41,500	1.60
Units vested	(153,833)	1.70
Units forfeited	(57,831)	1.96
Outstanding at December 31, 2017	117,495	$1.45

Note 5. Derivative Financial Instruments

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent to do so, or as required by our lenders. We account for our commodity derivative contracts at fair value. See Note 6 in this section for a description of our fair value measurements.

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

At December 31, 2017, and 2016, our commodity derivative contracts were in a net liability position with a fair value of $4.9 million and $7.8 million, respectively. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. During the two years ended December 31, 2017, and 2016, all of our counterparties have performed pursuant to their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2017, and 2016:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2017
Assets
Derivative financial instruments - current asset	$39	$(39)	$—
Total	39	(39)	—

Liabilities
Derivative financial instruments - current liability	(3,890)	(362)	(4,252)
Derivative deferred premium - current liability	(401)	401	—
Derivative financial instruments - long-term liability	(666)	—	(666)
Total	(4,957)	39	(4,918)
Net Liability	$(4,918)	$—	$(4,918)

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2016
Assets
Derivative financial instruments - current asset	$1,570	$(1,570)	$—
Derivative financial instruments - long-term asset	406	(406)	—
Total	1,976	(1,976)	—

Liabilities
Derivative financial instruments - current liability	(1,836)	(3,478)	(5,314)
Derivative deferred premium - current liability	(5,048)	5,048	—
Derivative financial instruments - long-term liability	(2,500)	5	(2,495)
Derivative deferred premium - long-term liability	(401)	401	—
Total	(9,785)	1,976	(7,809)
Net Liability	$(7,809)	$—	$(7,809)

The following table presents the impact of derivative financial instruments and their location within the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2017	2016
Net settlements on matured derivatives(1)	$(369)	$20,511
Net settlements on early terminations of derivatives(1)	582	5,820
Net change in fair value of derivatives	(2,158)	(38,533)
Total loss on derivatives, net	$(1,945)	$(12,202)

(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

At December 31, 2017, and 2016, our commodity derivative contracts had maturities at various dates through December 2019 and were comprised of commodity price swap, put and collar contracts. At December 31, 2017, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	NYMEX Index
Swaps - 2018	$51.33	$—	$—	444	WTI
Collars - 2018	$—	$44.38	$55.52	1,315	WTI
Puts - 2018	$—	$45.00	$—	164	WTI
Swaps - 2019	$51.48	$—	$—	427	WTI

At December 31, 2016, we had the following oil derivatives net positions:

Period Covered	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	NYMEX Index
Collars - 2017	$43.75	$50.68	658	WTI
Puts - 2017	$50.00	$—	1,932	WTI
Collars - 2018	$44.38	$55.52	1,315	WTI
Puts - 2018	$45.00	$—	164	WTI
Collars - 2019	$50.00	$60.52	427	WTI

Note 6. Fair Value Disclosures

Fair Value of Financial Instruments

The carrying amounts reported in our consolidated balance sheets for cash, accounts receivable and accounts payable approximate their fair values. The carrying amount of debt under our revolving credit facility approximates fair value because the revolving credit facility’s variable interest rate resets frequently and approximates current market rates available to us. We account for our commodity derivative contracts at fair value as discussed in “Assets and Liabilities Measures at Fair Value on a Recurring Basis” below.

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

Level 1 - Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access. We consider active markets to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an on-going basis.

Level 2 - Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 instruments primarily include swap, call, put and collar contracts.

Level 3 - Financial assets and liabilities for which values are based on prices or valuation approaches that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 during the years ended December 31, 2017, and 2016.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation approach or related inputs for the years ended December 31, 2017, and 2016.

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

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2017, and 2016:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
December 31, 2017
Derivative financial instruments - asset	$—	$39	$—	$39
Derivative financial instruments - liability	$—	$4,556	$—	$4,556
Derivative deferred premiums - liability	$—	$—	$401	$401

December 31, 2016
Derivative financial instruments - asset	$—	$1,976	$—	$1,976
Derivative financial instruments - liability	$—	$4,336	$—	$4,336
Derivative deferred premiums - liability	$—	$—	$5,449	$5,449

A summary of the changes in Level 3 fair value measurements for the periods presented are as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Balance of Level 3 at beginning of period	$(5,449)	$(9,973)
Derivative deferred premiums - purchases	—	(516)
Derivative deferred premiums - settlements	5,048	5,040
Balance of Level 3 at end of period	$(401)	$(5,449)

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Asset Retirement Obligations

We estimate the fair value of our ARO based on discounted cash flow projections using numerous estimates, assumptions and judgments regarding such factors as the existence of a legal obligation for ARO, amounts and timing of settlements, the credit-adjusted risk-free rate to be used and inflation rates. See Note 7 in this section for a summary of changes in ARO.

Acquisitions

The estimated fair values of proved oil and natural gas properties acquired in business combinations are based on a discounted cash flow model and market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates at the acquisition date. Based on the unobservable nature of certain of the inputs, the estimated fair value of the oil and natural gas properties acquired is deemed to use Level 3 inputs. See Note 3 in this section for further discussion of the Partnership’s acquisitions.

Reserves

We calculate the estimated fair values of reserves and properties using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of reserves, future operating and developmental costs, future commodity prices, a market-based weighted average cost of capital rate and the rate at which future cash flows are discounted to estimate present value. We discount future values by a per annum rate of 10% because we believe this amount approximates our long-term cost of capital and accordingly, is well aligned with our internal business decisions. The underlying commodity prices embedded in our estimated cash flows are the product of a process that begins with Level 1 NYMEX-WTI forward curve pricing, less Level 3 assumptions that include location, pricing adjustments and quality differentials. See Note 16 in this section for additional information regarding our oil and natural gas reserves.

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets. For the years ended December 31, 2017, and 2016, we recorded non-cash impairment of $24.7 million and $0.9 million, respectively. The majority of the 2017 non-cash impairment expense was due to margin compression over the reserve life caused by lower future oil pricing and a higher cost profile on one of our Northeastern Oklahoma projects. Additional 2017 non-cash impairment expense occurred on one of our Permian projects where late-stage waterflood efforts in select wells in the field have longer than anticipated response times to injection. The 2016 non-cash impairment resulted from a revision of reserve estimates for a property located in the Permian.

When oil and natural gas properties are deemed to meet held-for-sale accounting criteria, non-cash impairment expense is recorded to reduce the carrying amount of those assets to their fair value. For the year ended December 31, 2017, we recorded non-cash impairment of $0.3 million related to certain oil and natural gas properties located in Nolan County, Texas, deemed to meet held-for-sale accounting criteria as of December 31, 2017. See Note 15 in this section for additional information regarding the divestiture. For the year ended December 31, 2016, we recorded non-cash impairment of $3.6 million related to the Hugoton divestiture that was deemed to meet held-for-sale accounting criteria as of June 30, 2016.

Note 7. Asset Retirement Obligations

We have obligations under our lease agreements and federal regulations to remove equipment and restore land at the end of oil and natural gas production operations. These ARO are primarily associated with plugging and abandoning wells. We typically incur this liability upon acquiring or successfully drilling a well and determine our ARO by calculating the present value of estimated cash flow related to the estimated future liability. Determining the removal and future restoration obligation requires management to make estimates and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. We are required to record the fair value of a liability for the ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We review our assumptions and estimates of future ARO on an annual basis, or more frequently, if an event or circumstances occur that would impact our assumptions. To the extent future revisions to these assumptions impact the present value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. The liability is accreted each period toward its future value. The discounted capitalized cost is amortized to expense through the depreciation calculation over the life of the assets based on proved developed reserves. Upon settlement of the liability, a gain or loss is recognized to the extent the actual costs differ from the recorded liability.

For the years ended December 31, 2017, and 2016, our ARO were reported as “Asset retirement obligations” in our consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

	Year Ended December 31,
(in thousands)	2017	2016
Asset retirement obligations - beginning of period	$11,331	$12,679
Liabilities incurred for new wells and interest	759	747
Liabilities settled upon plugging and abandoning wells	(57)	—
Liabilities removed upon sale of wells	(2,152)	(2,827)
Revision of estimates	(75)	155
Accretion expense	520	577
Asset retirement obligations - end of period	$10,326	$11,331

Note 8. Debt

At December 31, 2017, and 2016, we had outstanding borrowings under our revolving credit facility of $99.0 million and $122.0 million, respectively.

The borrowing base of our revolving credit facility is collectively determined by our lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other variables. The borrowing base is subject to scheduled redeterminations in the spring and fall of each year with an additional redetermination, either at our request or at the request of the lenders, during the period between each scheduled borrowing base redetermination. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract. The next regularly scheduled bi-annual redetermination is expected to occur in or around April 2018.

Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.00% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.00% to 3.75% per annum according to the borrowing base usage. For the year ended December 31, 2017, the average effective rate was 3.99%. Any unused portion of the borrowing base will be subject to a commitment fee that varies from 0.375% to 0.50% per annum according to the borrowing base usage.

We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. The revolving credit facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments, including distributions, and requires us to maintain hedges covering projected production. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the credit agreement, together with accrued interest, could be declared immediately due and payable.

During the spring 2016 semi-annual redetermination and amendment to the credit agreement completed in May 2016, the effective borrowing base as of June 1, 2016, was reduced to $163.0 million and was comprised of a $110.0 million conforming tranche and a permitted overadvance of $53.0 million. The permitted overadvance was scheduled to mature on November 1, 2016. In addition, the amendment (i) required the Partnership to provide a monthly excess cash flow report; (ii) required the Partnership to make varied minimum monthly principal payments totaling $1.9 million through October 31, 2016; (iii) reduced the conforming borrowing base to $105.0 million upon the close of the Hugoton divestiture; (iv) allowed an additional non-scheduled borrowing base redetermination between September 1, 2016 and November 1, 2016 to be requested by any lenders; (v) increased the minimum collateral coverage from 90% to 95% of proved reserves (and 100% of Proved Developed Producing reserves); (vi) required the Partnership to unwind and early terminate existing hedges covering production from July 2016 through September 2016 and add new at-the-market swap contracts to replace these hedge terminations; and (vii) required the net proceeds from the Hugoton divestiture and from the early termination of hedge contracts to be applied to debt reduction.

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

During the quarter ended September 30, 2017, we were not in compliance with our leverage ratio calculation. On November 10, 2017, the Partnership received a waiver from the Administrative Agent and the Lenders of our revolving credit facility waiving the noncompliance through December 15, 2017. On December 22, 2017, Amendment 11 to the credit agreement was finalized. The amendment extended the waiver of the leverage ratio default until January 31, 2018. This amendment decreased the Partnership’s borrowing base to $115.0 million effective December 22, 2017, and required the facility usage not exceed $100.0 million. The amendment also required that the cash proceeds received from the Southern Oklahoma divestiture on December 22, 2017, and the Nolan County divestiture on January 9, 2018, be applied to the borrowings outstanding. See Note 3 and 15 in this section for more information regarding these divestitures.

On January 31, 2018, Amendment 12 to the credit agreement was executed, extending the maturity of our credit facility from November 2018 until November 2020, and increasing the borrowing base of the Partnership’s revolving credit facility to $125.0 million. The lenders also waived any default or event of default that occurred as a result of the Partnership’s failure to maintain the required leverage ratios for the quarter ended September 30, 2017. The amendment also required the Partnership to have a minimum liquidity of 20% prior to making any distributions to the Preferred Unitholders.

Note 9. Commitment and Contingencies

Leases

We lease corporate office space in Tulsa, Oklahoma, and Abilene, Texas. We were also allocated office rent from Mid-Con Energy Operating through August 2016 for office space in Dallas, Texas. For the years ended December 31, 2017, and 2016, total lease expenses were $0.3 million and $0.4 million, respectively. These expenses are included in general and administrative expenses in our consolidated statements of operations.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)
2018	$489
2019	413
2020	418
2021	423
Total	$1,743

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

Employment Agreements

Our general partner has entered into employment agreements with Charles R. Olmstead, Executive Chairman of the Board, and Jeffrey R. Olmstead, President and Chief Executive Officer. The employment agreements automatically renew for one-year terms unless either we or the employee gives written notice of termination by the preceding February. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities and authority as the Board may specify from time to time, in roles consistent with such positions that are assigned to them. The agreement stipulates that if there is a change of control, termination of employment, with cause or without cause, or death of the executive certain payments will be made to the executive officer. These payments, depending on the reason for termination, currently range from $0.3 million to $0.6 million, including the value of vesting of any outstanding units.

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

Note 10. Equity

Common Units

At December 31, 2017, and 2016, the Partnership’s equity consisted of 30,090,463 and 29,912,230 common units, respectively, representing a 98.8% limited partnership interest in us.

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

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of December 31, 2017, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors. There were no common unit distributions for the years ended December 31, 2017, and 2016.

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit (the “Class A Unit Purchase Price”). Proceeds from this issuance were used to fund the Permian Bolt-On acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million (net of issuance costs of $0.4 million) in connection with the issuance of these Class A Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million) and the beneficial conversion feature ($6.0 million). A beneficial conversion feature is defined as a non-detachable conversion feature that is in the money at the commitment date. Per accounting guidance, we are required to allocate a portion of the proceeds from the Class A Preferred Units to the beneficial conversion feature based on the intrinsic value of the beneficial conversion feature. The intrinsic value is calculated at the commitment date based on the difference between the fair value of the common units at the issuance date (number of common units issuable at conversion multiplied by the per-share value of our common units at the issuance date) and the proceeds attributed to the Class A Preferred Units. We record the accretion attributed to the beneficial conversion feature as a deemed distribution using the effective yield method over the five year period prior to the effective date of the holders conversion right. Accretion of the beneficial conversion feature was $1.1 million and $0.5 million for the years ended December 31, 2017, and 2016, respectively.

The holders of our Class A Preferred Units are entitled to certain rights that are senior to the rights of holders of common units, such as rights to distributions and rights upon liquidation of the Partnership. We pay holders of the Class A Preferred Units a cumulative, quarterly cash distribution on all Class A Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Class A Preferred Units, in kind (additional Class A Preferred Units), at an annual rate of 10.0%. Such distributions will be paid for each such quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreement. As of December 31, 2017, all Class A Preferred Unit distributions have been paid in cash. No payment or distribution on common units for any quarter is permitted prior to the payment in full of the Class A Preferred Units distribution (including any outstanding arrearages). At December 31, 2017, the Partnership had accrued $1.0 million for the third and fourth quarter 2017 distributions that are to be paid in February 2018.

The following table summarizes cash distributions paid on our Class A Preferred Units during the year ended December 31, 2017:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2017	October 1, 2016 - December 31, 2016	$0.043	$500
May 15, 2017	January 1, 2017 - March 31, 2017	$0.043	$500
August 14, 2017	April 1, 2017 - June 30, 2017	$0.043	$500

 The following table summarizes cash distributions paid on our Class A Preferred Units during the year ended December 31, 2016:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
November 14, 2016	August 11, 2016 - September 30, 2016	$0.024	$279

Prior to the five year anniversary of the closing date, each holder of the Class A Preferred Units has the right, subject to certain conditions, to convert all or a portion of their Class A Preferred Units into common units representing limited partner interests in the Partnership on a one-for-one basis, subject to adjustment for splits, subdivisions, combinations and reclassifications of the common units. Upon conversion of the Class A Preferred Units, the Partnership will pay any distributions (to the extent accrued and unpaid as of the then most recent Class A Preferred Units distribution date) on the converted units in cash. The registration statement registering resales of common units issued or to be issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

Allocations of Net Income or Loss

Net income or loss is allocated to our general partner in proportion to its pro rata ownership during the period. The remaining net income or loss is allocated to the limited partner unitholders net of Preferred Unit distributions, including accretion of the Preferred Unit beneficial conversion feature. In the event of net income, diluted net income per partner unit reflects the potential dilution of non-vested restricted stock awards and the conversion of Preferred Units.

Note 11. Related Party Transactions

Agreements with Affiliates

The following agreements were negotiated among affiliated parties and, consequently, were not the result of arm’s length negotiations. The following is a description of those agreements that have been entered into with the affiliates of our general partner and with our general partner.

Services Agreement

We are party to a services agreement with our affiliate, Mid-Con Energy Operating, pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. These expenses were included in general and administrative expenses in our consolidated statements of operations.

Operating Agreements

We, along with various third parties with an ownership interest in the same property, are parties to standard oil and natural gas joint operating agreements with our affiliate, Mid-Con Energy Operating. We and those third parties pay Mid-Con Energy Operating overhead associated with operating our properties and for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements. The majority of these expenses were included in lease operating expenses in our consolidated statements of operations.

Oilfield Services

We are party to operating agreements, pursuant to which our affiliate, Mid-Con Energy Operating, bills us for oilfield services performed by our affiliates, ME3 Oilfield Service and ME2 Well Services. These amounts were either included in lease operating expenses in our consolidated statements of operations or were capitalized as part of oil and natural gas properties in our consolidated balance sheets.

The following table summarizes the affiliates’ transactions for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016
Services agreement	$2,443	$3,403
Operating agreements	6,509	6,221
Oilfield services	3,377	3,058
	$12,329	$12,682

At December 31, 2017, we had a net payable to our affiliate, Mid-Con Energy Operating, of $1.6 million, comprised of a joint interest billing payable of $1.4 million and a payable for operating services of $0.2 million. At December 31, 2016, we had a net payable to our affiliate Mid-Con Energy Operating of $3.4 million, comprised of a joint interest billing payable of $2.8 million and a payable for operating services of $0.6 million. These amounts were included in accounts payable-related parties in our consolidated balance sheets.

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

For the year ended December 31, 2017, sales of oil and natural gas to four purchasers accounted for 99% of our sales. At December 31, 2017, these purchasers accounted for 98% of our outstanding oil and natural gas accounts receivable. For the year ended December 31, 2016, sales of oil and natural gas to four purchasers accounted for 94% of our sales. At December 31, 2016, these purchasers accounted for 95% of our outstanding oil and natural gas accounts receivable. We believe that the loss of any one purchaser would not have a material adverse effect on our ability to sell our oil and natural gas production as other purchasers would be accessible. We have not experienced any significant losses due to uncollectible accounts receivable from these purchasers.

Note 13. Employee Benefit Plans

In 2011, our general partner adopted the Long-Term Incentive Program which is intended to promote the interests of the partnership by providing to employees, officers, consultants and directors of our general partner and our other affiliates, including Mid-Con Energy Operating and ME3 Oilfield Service, grants of restricted units, phantom units, unit appreciation rights, distribution equivalent rights and other unit based awards to encourage superior performance. The Long-Term Incentive Program is also intended to enhance the ability of the general partner and our affiliates, to attract and retain the services of individuals who are essential for the growth and profitability of the partnership and to encourage them to devote their best efforts to advancing the business of the partnership.

The Long-Term Incentive Program is administered by Charles R. Olmstead and Jeffrey R. Olmstead, the voting members of our general partner, and awards are approved by the Board. Except as set forth in the employment agreements of the executive officers of our general partner, there is no set formula for granting awards to our employees, officers, consultants and directors of our general partner and our affiliates. In determining whether to grant awards and the amount of any awards, the administrators take into consideration the performance of the Partnership along with discretionary factors such as the individual’s current and expected future performance, level of responsibility, retention considerations and the total compensation package. See Note 4 in this section for additional information regarding awards granted under the Long-Term Incentive Program.

Note 14. Income Taxes

We do not pay federal income taxes, as our profits or losses are reported to the taxing authorities by our individual partners.

Note 15. Subsequent Events

Nolan County Divestiture

On January 9, 2018, we entered a binding letter agreement to sell certain Permian oil and natural gas proved properties in Nolan County, Texas, for cash consideration of $1.6 million, subject to customary post-closing sale price adjustments. Per the agreement, the effective date of the sale was November 1, 2017. Proceeds from the divestiture were used to reduce borrowings outstanding under the Partnership’s revolving credit facility.

House Creek Acquisition

On January 16, 2018, we acquired multiple oil and natural gas properties located in Campbell County, Wyoming, for cash consideration of $1.5 million, subject to customary post-closing sale price adjustments. The effective date of the acquisition was September 1, 2017.

Credit Facility Amendment

On January 31, 2018, Amendment 12 to the credit agreement was executed, extending the maturity of our credit facility from November 2018 until November 2020, and increasing the borrowing base of the Partnership’s revolving credit facility to $125.0 million. The lenders also waived any default or event of default that occurred as a result of the Partnership’s failure to maintain the required leverage ratios for the quarter ended September 30, 2017. The amendment also required the Partnership to have minimum liquidity of 20% prior to making any distributions to the Preferred Unit holders.

Class B Preferred Units Offering

On January 31, 2018, we closed the private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. We received cash proceeds of $15.0 million in connection with the issuance of these Class B Preferred Units. The Partnership used a portion of the proceeds from the offering to fund the acquisition of certain properties in Campbell and Converse Counties, Wyoming, and any excess was used to reduce borrowings under our revolving credit facility. The Class B Preferred Units were issued at a price of $1.53 per Preferred Unit. The Partnership will pay holders of the Class B Preferred Units a cumulative, quarterly distribution in cash at an annual rate of 8.0%, or under certain circumstances, in additional Class B Preferred Units, at an annual rate of 10.0%. At any time after the six month anniversary and prior to August 11, 2021, each holder of the Preferred Units may elect to convert all or any portion of their Class B Preferred Units into common units representing limited partner interests in the Partnership on a one-for-one basis. On August 11, 2021, each holder may elect to cause the Partnership to redeem all or any portion of their Class B Preferred Units for cash at the Class B Unit Purchase Price, and any remaining Class B Preferred Units will thereafter be converted to common units on a one-for-one basis.

Pine Tree Acquisition

On January 31, 2018, we acquired multiple oil and natural gas properties located in Campbell and Converse Counties, Wyoming, for cash consideration of $8.6 million, subject to customary post-closing sale price adjustments. The effective date of the acquisition was September 1, 2017. The purchase price was funded by the Class B Preferred Unit Offering described above.

Distributions

On January 31, 2018, the Partnership announced that the Board declared a Class A Preferred Unit cash distribution for the third and fourth quarters of 2017, according to terms outlined in the Partnership Agreement. A cash distribution of $0.086 per Class A Preferred Unit, or $1.0 million in aggregate, was paid on February 14, 2018 to holders of record as of the close of business on February 7, 2018.

Equity Awards

During the first quarter of 2018, the Board authorized the issuance of 87,832 unrestricted common units and 389,500 equity-settled phantom units.

Note 16. Supplementary Information

Supplementary Oil and Natural Gas Activities

Costs incurred in oil and natural gas property acquisitions and development activities are as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Property acquisition costs:
Proved	$4,665	$18,722
Unproved	369	—
Exploration	—	—
Development	9,947	6,963
Asset retirement obligations	684	902
Total costs incurred	$15,665	$26,587

Estimated Proved Oil and Natural Gas Reserves (Unaudited)

The Partnership’s proved oil and natural gas reserves are all located in the United States. The proved oil and natural gas reserves for the years ended December 31, 2017, and 2016, were prepared by our reservoir engineers and audited by Cawley, Gillespie & Associates, Inc., independent third party petroleum consultants. These reserve estimates have been prepared in compliance with the rules of the SEC. We emphasize that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates are expected to change as future information becomes available.

An analysis of the change in estimated quantities of oil and natural gas reserves are presented below for the periods indicated:

	Oil (MBbls)	Natural Gas (MMcf)	MBoe
Proved developed and undeveloped reserves:
As of December 31, 2015	21,114	6,827	22,252
Revisions of previous estimates (1)	58	(262)	14
Extensions, discoveries and other additions	—	—	—
Purchases of reserves in place (2)	1,517	211	1,552
Sales of reserves in place (3)	(3,093)	(98)	(3,109)
Production	(1,386)	(554)	(1,478)
As of December 31, 2016	18,210	6,124	19,231
Revisions of previous estimates (1)	2,355	168	2,383
Extensions, discoveries and other additions(4)	69	—	69
Purchases of reserves in place (5)	1,607	459	1,684
Sales of reserves in place (6)	(2,522)	(38)	(2,529)
Production	(1,209)	(431)	(1,281)
As of December 31, 2017	18,510	6,282	19,557

Proved developed reserves:
December 31, 2016	11,733	4,141	12,423
December 31, 2017	13,512	4,586	14,276
Proved undeveloped reserves:
December 31, 2016	6,477	1,983	6,808
December 31, 2017	4,998	1,696	5,281

(1) Revisions represent changes in the previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such a commodity prices, operating costs or development costs.

(2) Represents the purchase of proved reserves as part of our Permian Bolt-On acquisition.

(3) Decrease due to the sale of our Hugoton oil and natural gas properties.

(4) Extension of our Hardrock Field in the Texas core area as a result of drilling two successful step out wells in 2017.

(5) Represents the purchase of proved reserves as part of our Oklahoma Wheatland acquisition.

(6) Decrease due to the sale of our Southern Oklahoma oil and natural gas properties.

The change in quantities of proved reserves from December 31, 2015, to December 31, 2016, was due in part to commodity price decreases which shortened the economic lives of certain producing properties and caused certain development projects to become uneconomic which had an adverse impact on our proved reserves estimates, resulting in downward reserve revisions of 1,801 MBoe in 2016. In response to the continued decrease in commodity prices throughout 2016, we further refined our development plans to concentrate on our Northeastern Oklahoma and Permian areas. This included infill drills and recompletions resulting in positive revisions in production performance of 569 MBoe. In addition, we saw positive oil production responses to water injection in our Northeastern Oklahoma and Permian areas, resulting in upward revisions to our proved reserves of 1,246 MBoe. During 2016, the acquisition of the Permian Bolt-On properties resulted in a positive revision of 1,552 MBoe, and the divestiture of our Hugoton area properties resulted in a downward revision of 3,109 MBoe.

The increase in quantities of proved reserves from December 31, 2016, to December 31, 2017, was due in part to commodity price increases of 1,309 MBoe which extended the economic lives of certain producing properties, offset in part by downward revisions from certain recent results and development plans. Increased oil production was seen as a response to water injection in our Oklahoma and Texas core areas resulting in upward revisions to our proved reserves of 1,074 MBoe. Positive outcomes from step out drilling locations in the Texas core area resulted in an extension within our Hardrock Field and generated an increase in proved reserves of 69 MBoe. During 2017, the acquisition of the Wheatland properties resulted in a positive revision of 1,684 MBoe, and the divestiture of our Southern Oklahoma properties resulted in a decrease in proved reserves of 2,529 MBoe.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves (Unaudited)

The standardized measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, production, plugging and abandonment costs, discounted at the rate prescribed by the SEC. The standardized measure of discounted future net cash flow does not purport to be, nor should it be interpreted to represent, the fair market value of our proved oil and natural gas reserves. The following assumptions have been made:

•

in the determination of future cash inflows, sales prices used for oil and natural gas for the years ended December 31, 2017, and 2016, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month in such period;

•

future costs of developing and producing the proved oil and natural gas reserves were based on costs determined at each such period-end, assuming the continuation of existing economic conditions, including abandonment costs;

•	no future income tax expenses are computed for Mid-Con Energy Partners, because we are a non-taxable entity; and
•	future net cash flows were discounted at an annual rate of 10%.

The standardized measure of discounted future net cash flow relating to estimated proved oil and natural gas reserves is presented below for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016
Future cash inflows	$927,473	$741,077
Future production costs	(444,673)	(389,138)
Future development costs, including abandonment costs	(50,868)	(65,195)
Future net cash flow	431,932	286,744
10% discount for estimated timing of cash flow	(224,719)	(129,459)
Standardized measure of discounted cash flow	$207,213	$157,285

The prices utilized in calculating our total proved reserves were $51.34 and $42.75 per Bbl of oil and $2.98 and $2.49 per MMBtu of natural gas for December 31, 2017, and 2016, respectively. These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions or other factors affecting the price received at the wellhead. Average adjusted prices used were $49.34 and $40.03 per Bbl of oil and $2.27 and $1.99 per Mcf of natural gas for December 31, 2017, and 2016, respectively. Adjusted natural gas price includes the sale of associated NGLs. We do not extract NGLs from our natural gas production prior to the sale and transfer of title of the natural gas stream to our purchasers. While some of our purchasers extract NGLs from the natural gas stream sold by us to them, we have no ownership in such NGLs; therefore, we do not report NGLs in our production or proved reserves. All wellhead prices are held flat over the life of the properties for all reserve categories.

Changes in the standardized measure of discounted future net cash flow relating to proved oil and natural gas reserves is presented below for the periods indicated:

	Year Ended December 31,
(in thousands)	2017	2016
Standardized measure of discounted future net cash flow, beginning of year	$157,285	$191,420
Changes in the year resulting from:
Sales, less production costs	(33,994)	(30,513)
Revisions of previous quantity estimates	28,132	133
Extensions, discoveries and improved recovery	3,168	—
Net change in prices and production costs	61,504	(16,138)
Net change in income taxes	—	—
Changes in estimated future development costs	5,173	22,685
Previously estimated development costs incurred during the year	9,726	3,526
Purchases of reserves in place	13,826	22,223
Sales of reserves in place	(10,420)	(11,124)
Accretion of discount	15,729	19,142
Timing differences and other	(42,916)	(44,069)
Standardized measure of discounted future net cash flow, end of year	$207,213	$157,285

ITEM 9.	CHANGES IN AND DISAGREEMETS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief accounting officer (as principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our chief executive officer and chief accounting officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Management’s Report on Internal Control over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Accounting Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control system was designed to provide reasonable assurance to our Management and Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mid-Con Energy Partners, LP’s internal control over financial reporting was effective as of December 31, 2017.

/s/ Jeffrey R. Olmstead	/s/ Sherry L. Morgan
Jeffrey R. Olmstead Chief Executive Officer	Sherry L. Morgan Chief Accounting Officer as Principal Financial Officer

February 28, 2018

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As is the case with many publicly traded partnerships, we do not directly employ officers, directors or employees. Our operations and activities are managed by our general partner. References to our officers and Board of Directors therefore refer to the officers and Board of Directors of our general partner. Our general partner is controlled by Charles R. Olmstead and Jeffrey R. Olmstead, (“the voting members of our general partner”).

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

The Board has eight members. The NASDAQ listing rules do not require a listed limited partnership, like us, to have a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NASDAQ listing rules and SEC rules.

All of the executive officers of our general partner are also officers and/or directors of Mid-Con Affiliates. The executive officers allocate their time between managing our business and affairs and the business and affairs of Mid-Con Affiliates. In addition, employees of Mid-Con Energy Operating provide management, administrative and operational services to us pursuant to the services agreement, but they also provide these services to Mid-Con Affiliates.

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner. At February 28, 2018, the average tenure of the individuals listed below was approximately four years since the Initial Public Offering in December 2011.

Name	Age	Position with Mid-Con Energy GP, LLC
Charles R. “Randy” Olmstead	69	Executive Chairman of the Board
Jeffrey R. Olmstead	41	President, Chief Executive Officer and Director
Charles L. McLawhorn III	41	Vice President, General Counsel and Corporate Secretary
Sherry L. Morgan	50	Chief Accounting Officer
Peter Adamson III (1)	76	Director
C. Fred Ball Jr. (2)	73	Director
John W. Brown (2)	71	Director
Wilkie S. Colyer Jr.	33	Director
Peter A. Leidel	61	Director
Cameron O. Smith (1)	67	Director
(1)	Member of the audit committee and the conflicts committee.
(2)	Member of the audit committee.

The members of our Board are appointed for one-year terms by the voting members of our general partner, and hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been appointed and qualified. The executive officers serve at the discretion of the Board. All of our executive officers also serve as executive officers of the Mid-Con Affiliate. Charles R. Olmstead and Jeffrey R. Olmstead are father and son, respectively. There are no other family relationships among our executive officers and directors.

Charles R. “Randy” Olmstead serves as Executive Chairman of the Board. Mr. Olmstead previously served as Chief Executive Officer and Chairman of the Board of our general partner and Mid-Con Energy III, LLC, from June 2011 until August 2014. Mr. Olmstead served as President, Chief Financial Officer and Chairman of the Board of Mid-Con Energy I, LLC, from its formation in 2004 and of Mid-Con Energy II, LLC, from its formation in 2009 until both entities were merged into the Partnership in December 2011. He has been President, Chief Financial Officer and Chairman of the Board of Mid-Con Energy Operating since its incorporation in 1986. Prior to that, Mr. Olmstead was general manager for LB Jackson Drilling Company from 1978 to 1980 and worked in public accounting for Touche Ross & Co. from 1974 to 1978 as an oil and natural gas tax consultant. Mr. Olmstead graduated with Bachelors of Business Administration degrees in Finance and Accounting from the University of Oklahoma before serving three years in the US Navy. Mr. Olmstead brings extensive management and operational experience in the oil and natural gas industry, along with his leadership skills to our Board.

Jeffrey R. Olmstead, President, Chief Executive Officer, and Director, previously served as President, Chief Financial Officer of our general partner and Mid-Con Energy III, LLC, from June 2011 until August 2014. Mr. Olmstead was a member of the Board of Mid-Con Energy I, LLC, and Mid-Con Energy II, LLC, from 2007 until both entities were merged into the Partnership in December 2011. Mr. Olmstead previously served as Chief Financial Officer and Vice President of Primexx Energy Partners, Ltd., a privately held exploration and production company, from May 2010 until July 2011. From August 2006 until May 2010, Mr. Olmstead served as an Assistant Vice President at Bank of Texas/Bank of Oklahoma. Mr. Olmstead holds a Bachelor of Engineering degree in Electrical Engineering and Math from Vanderbilt University and a Master of Business Administration degree from the Owen School of Business at Vanderbilt University. Mr. Olmstead brings knowledge of the oil and natural gas industry and his finance background provides a critical resource to our Board.

Charles L. McLawhorn III, Vice President, General Counsel and Corporate Secretary of our general partner, became an officer in April 2016. From August 2009 to March 2016, Mr. McLawhorn held a series of positions with increasing responsibility, including Assistant General Counsel and Corporate Secretary, at Samson Resources Corporation. Earlier in his career, Mr. McLawhorn was in private practice with McAfee & Taft from 2002 to 2009. Mr. McLawhorn graduated with a Bachelor of Science degree in Zoology from the University of Oklahoma and a Juris Doctor degree from the University of Oklahoma College of Law.

Sherry L. Morgan, Chief Accounting Officer and acting Principal Financial Officer, became an officer in July 2015, and previously served as our Assistant Controller from July 2008 until July 2015. Prior to joining us, Ms. Morgan served as Controller at Shamrock Oil & Gas, Inc., from 2006 to 2008. She also served as Controller for Nadel and Gussman, LLC, during 2006. Ms. Morgan served as Reporting and Joint Interest Coordinator at Newfield Exploration Mid-Continent, Inc., from 2000 to 2005. Previously, she was Assistant Controller at both Lariat Petroleum, Inc., and First Credit Solutions. Ms. Morgan began her career as an auditor at Deloitte and Touche, LLP. Ms. Morgan earned her Bachelor of Science in Business Administration with a degree in Accounting from Oklahoma State University. She is a Certified Public Accountant and a Certified Management Accountant.

Peter Adamson III, Director, is the chairman of the audit committee. Mr. Adamson is currently the managing member of Autumn Glory Partners, LLC, a private consulting firm. Prior to Autumn Glory Partners, LLC, Mr. Adamson was a founder of Adams Hall Asset Management, LLC, a Tulsa, Oklahoma, based registered investment advisor with over $1 billion under management and still serves as a consultant. Prior to forming Adams Hall in 1997, Mr. Adamson was an owner and principal of Houchin, Adamson & Co., Inc., a registered broker-dealer formed in 1980. Mr. Adamson is founding co-investor and advisor to Horizon Well Logging, a leading provider of geological field services. Mr. Adamson serves on the advisory board of the Michel F. Price College of Business at the University of Oklahoma and serves on the University of Oklahoma asset oversight committee. Mr. Adamson received his Bachelor of Business Administration degree in Accounting from the University of Oklahoma. Mr. Adamson brings a breadth knowledge across the disciplines of finance and accounting to our Board.

C. Fred Ball Jr., Director, currently serves as Chief Operating Officer of Spyglass Trading, LP. Mr. Ball retired in January 2015 as Senior Chairman of the Board for Bank of Texas, a division of BOK Financial Corporation. During his 17 year tenure at Bank of Texas, Mr. Ball was elected to various executive positions including President, Chief Executive Officer and Chairman. Prior to Bank of Texas, he served as President of Comerica Securities, Inc., a subsidiary of Comerica Incorporated in Detroit. Mr. Ball currently serves on the Boards of BOK Financial Corporation, the National Teachers Associates Life Insurance Company, where he is also a member of the audit committee, and Southern Methodist University, where he resides on the Executive Board of the Edwin L. Cox School of Business. Mr. Ball earned his Bachelor of Science in Engineering and Master of Business Administration from Southern Methodist University. Mr. Ball brings extensive insights and the knowledge of finance and banking to our Board.

John W. Brown, Director, has served as Chairman of Par Investments LLC, a private investment firm focused on energy related investments, since June 2005. Since July 1991, Mr. Brown has served as the General Partner of Premier Capital, Ltd., a private energy focused investment banking firm that has been an advisor of energy transactions in excess of $400 million since 2003. Mr. Brown served on the Board of Directors of Halcon Resources from March 2016 through September 2016. From 2001 to 2003, Mr. Brown served as a Director of Friedman, Billings, Ramsey Group, a publicly traded full service banking firm focused on energy investment banking transactions. Prior to that, Mr. Brown served as an Associate at EnCap Investments, L.C., from 2000 to 2001; was the Founder and General Partner of WesAl Capital, Ltd., a private energy investment banking firm with the late William E. Simon, former Secretary of the Treasury, and Alvin Shoemaker, former Chairman of First Boston from 1986 to 1991; and was the Founder, and President of Westwood Resources Company, a privately held independent oil and gas company, from 1981 to 1984. Mr. Brown practiced law from 1973 until 1981. He earned a Bachelor of Arts Degree from Southern Methodist University and a Juris Doctor Degree and Masters of Laws Degree from Southern Methodist University Law School. Mr. Brown brings extensive experience and knowledge of finance and energy to our Board.

Wilkie S. Colyer Jr., Director, currently serves as a Principal for Goff Capital, Inc. (“Goff Capital”), the family office of John C. Goff, which indirectly holds a significant number of the Partnership’s Preferred Units. Since joining Goff Capital in 2007, Mr. Colyer has led or played a material role in public and private investments in sectors including energy, financial services, and real estate, among others. Mr. Colyer received a Bachelor of Arts in Economics from the University of Texas at Austin. Mr. Colyer holds the Chartered

Financial Analyst (“CFA”) designation and is a member of the CFA Society of Dallas-Fort Worth. Mr. Colyer brings extensive insight into energy and finance to our Board.

Peter A. Leidel, Director, is a founder and principal of Yorktown Partners, LLC, which was established in September 1990. Yorktown Partners, LLC, is the manager of private investment partnerships that invest in the energy industry. Mr. Leidel has been a member of the Boards of Mid-Con Energy III, LLC, and Mid-Con Energy Operating since June 2011. Mr. Leidel was a member of the Boards of both Mid-Con Energy I, LLC, from its formation in 2004 and of Mid-Con Energy II, LLC, from its formation in 2009 until both entities were merged into the Partnership in December 2011. Previously, he was a partner of Dillon, Read & Co. Inc., held corporate treasury positions at Mobil Corporation, worked for KPMG and for the U.S. Patent and Trademark Office. Mr. Leidel is a director of certain non-public companies in the energy industry in which Yorktown holds equity interests. Mr. Leidel earned a Bachelor of Business Administration degree in Accounting from the University of Wisconsin and a Master of Business Administration from the Wharton School at the University of Pennsylvania. Mr. Leidel brings extensive private experience within and perspective on the energy sector to our Board.

Cameron O. Smith, Director, is also chairman of the conflicts committee. From 2008 until December 2009, Mr. Smith served as a Senior Managing Director of Rodman & Renshaw, LLC, and as Head of The Rodman Energy Group, a sector vertical within Rodman & Renshaw, LLC. Mr. Smith retired from The Rodman Energy Group in December 2009. Mr. Smith founded, and from 1992 to 2008, served as a Senior Managing Director of COSCO Capital Management, LLC, an investment bank focused on private oil and natural gas corporate and project financing until Rodman & Renshaw, LLC, a full service investment bank, purchased the business and assets of COSCO Capital Management, LLC. Mr. Smith founded and ran Taconic Petroleum Corporation, an exploration company headquartered in Tulsa, Oklahoma, from 1978 to 1991. Mr. Smith served as exploration geologist, officer and director of several private family and public client companies from 1975 to 1985. Mr. Smith graduated with a Bachelor of Arts in Art History from Princeton University and a Master of Science degree in Geology from Pennsylvania State University. Mr. Smith brings extensive knowledge of the oil and natural gas industry, along with expertise in investment banking, to our Board.

Committees of the Board of Directors

The Board of Mid-Con Energy GP, has an audit committee and a conflicts committee, but does not have a compensation committee. The NASDAQ listing rules do not require a listed limited partnership to establish a compensation committee or a nominating and corporate governance committee. Equity grants to directors and employees are administered by the voting members of the general partner and approved by the Board.

Audit Committee

The audit committee consists of Messrs. Adamson, Ball, Brown and Smith, with Mr. Adamson serving as committee chairman. Our Board has affirmatively determined that each member of the audit committee meets the independence and experience standards established by the NASDAQ listing rules and the rules of the SEC. Our Board has also reviewed the financial expertise of Mr. Adamson and affirmatively determined that he is an “audit committee financial expert,” as determined by the rules of the SEC. Our Board has adopted a written charter for our audit committee which is available on, and may be printed from, our website at www.midconenergypartners.com and is also available from the corporate secretary of Mid-Con Energy GP.

The audit committee held four quarterly meetings in 2017. The audit committee assists the Board in its oversight of the integrity of our financial statements, compliance with legal and regulatory requirements and partnership policies and controls. The audit committee has the sole authority to retain or terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm and pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to the audit committee and our management, as necessary.

Conflicts Committee

The conflicts committee consists of Messrs. Smith and Adamson, both of whom meet the independence standards established by the NASDAQ listing rules and rules of the SEC. The conflicts committee has the authority to review specific matters that may present a conflict of interest in order to determine if the resolution of such conflict is “fair and reasonable” for our unitholders. In making such determination, the conflicts committee has the authority to engage advisors to assist it in carrying its duties. The conflicts committee did not hold any meetings in 2017.

Board Leadership Structure and Role in Risk Oversight

Leadership of our Board is vested in the Chairman of the Board. Although our Chief Executive Officer currently does not serve as Chairman of the Board, we currently have no policy prohibiting our current, or any future Chief Executive Officer, from serving as

Chairman of the Board. The Board, in recognizing the importance of its ability to operate independently, determined that separating the roles of Chairman of the Board and Chief Executive Officer is advantageous for us and our unitholders at this time. Our Board has also determined that having the Chief Executive Officer serve as a director will enhance understanding and communication between management and the Board, allow for better comprehension and evaluation of our operations and ultimately improve the ability of the Board to perform its oversight role.

The management of enterprise-level risk is the process of identifying, managing and monitoring events that present opportunities and risks with respect to the creation of value for our unitholders. The Board has delegated to management the primary responsibility for enterprise-level risk management, while retaining responsibility for oversight of our executive officers in that regard. Our executive officers offer an enterprise-level risk assessment to the Board at least once every year.

Non-Management Executive Sessions and Unitholder Communications

NASDAQ listing standards require regular executive sessions of the non-management directors of a listed company, and an executive session for independent directors at least once a year. At each quarterly Board meeting, all of the directors meet in an executive session. At least annually, our independent directors meet in an additional executive session without management participation or participation by non-independent directors.

Interested parties can communicate directly with non-management directors by mail in care of Mid-Con Energy Partners, LP, 2431 East 61 Street, Suite 850, Tulsa, Oklahoma 74136. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded.

Meetings and Other Information

The Board of Directors held four quarterly meetings in 2017. Our Partnership Agreement provides that the general partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders only have limited voting rights on matters affecting our business or governance. Accordingly, we do not hold annual meetings of unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file certain reports with the SEC and the NASDAQ concerning their beneficial ownership of such securities. Based solely on a review of the copies of reports on Form 3, Form 4 and From 5 and amendments thereto furnished to us and written representations from the executive officers and directors, we believe that all filing requirements applicable to the officers and directors and greater than 10% unitholders were complied with for the fiscal year ended December 31, 2017.

Code of Ethics

The governance of Mid-Con Energy GP is, in effect, the governance of our partnership, subject in all cases to any specific unitholder rights contained in our Partnership Agreement.

Mid-Con Energy GP has adopted a Code of Business Conduct that applies to all officers, directors and its employees and affiliates. A copy of the Code of Business Conduct is available on our website at www.midconenergypartners.com. We will provide a copy of the code of ethics to any person, without charge, upon request to Mid-Con Energy Partners, LP, 2431 East 61 Street, Suite 850, Tulsa, Oklahoma 74136, Attn: Investor Relations.

Web Access

We provide access through our website at www.midconenergypartners.com to current information relating to partnership governance, including our Audit Committee Charter, our Code of Business Conduct and other matters impacting our governance principles. You may access copies of each of these documents from our website. You may also contact the office of the corporate secretary for printed copies of these documents free of charge. Our website and any contents thereof are not incorporated by reference into this document.

Communication with Directors

Our Board believes that it is management’s role to speak for the partnership. Our Board also believes that any communications between members of the Board and interested parties, including unitholders, should be conducted with the knowledge of our executive chairman, president and chief executive officer. Interested parties, including unitholders, may contact one or more of our Board members, including non-management directors and non-management directors as a group, by writing to the director or directors in care of the corporate secretary at our principal executive offices. A communication received from an interested party or unitholder will be promptly forwarded to the director or directors to whom the communication is addressed. A copy of the communication will also be provided to our executive chairman and chief executive officer. We will not, however, forward sales or marketing materials or correspondence primarily commercial in nature, materials that are abusive, threatening or otherwise inappropriate, or correspondence not clearly identified as interested party or unitholder correspondence.

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

Compensation Committee Report

The NASDAQ listing rules do not require a listed limited partnership to establish a compensation committee, and we do not have a compensation committee. The Board performs the functions of a compensation committee, and although the Board does not currently appoint a compensation committee, it may do so in the future. The Board has reviewed and discussed with management the Compensation Discussion and Analysis set forth below.

Our “named executive officers” for the year ended December 31, 2017, were:

Jeffery R. Olmstead
Charles R. “Randy” Olmstead
Matthew R. Lewis
Charles L. McLawhorn III

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

•	provide performance-based compensation that balances rewards for short-term and long-term results and is tied to both individual and our performance; and
•	encourage the long-term commitment of our executive officers to the Partnership’s and our unitholders’ long-term interests.

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

The voting members of our general partner have responsibility and authority for compensation-related decisions for our Chief Executive Officer and, upon consultation and recommendations by our Chief Executive Officer, for our other executive officers. Equity grants pursuant to our Long-Term Incentive Program are also administered by the voting members of our general partner and approved by the Board.

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

Long-Term Incentive Program

Our Long-Term Incentive Program is intended to promote the interests of the partnership and encourage superior performance by providing equity awards to employees, officers, consultants and directors of our general partner and our other affiliates, including Mid-Con Energy Operating and ME3 Oilfield Service. The Long-Term Incentive Program is also intended to enhance the ability of the general partner and our other affiliates, including Mid-Con Energy Operating and ME3 Oilfield Service, to attract and retain the services of individuals who are essential for the growth and profitability of the partnership and to encourage them to devote their best efforts to advancing the business of the partnership. The type of awards that may be granted under the Long-Term Incentive Program are unit options, unit appreciation rights, unrestricted units, restricted units, phantom units, distribution equivalent rights granted with phantom units and other types of awards. The maximum number of our common units that are currently authorized to be awarded under the Plan is 3,514,000 units.

The Long-Term Incentive Program is currently administered by the voting members of our general partner, and approved by the Board. Except as set forth in the employment agreements of the executive officers of our general partner, we have no set formula for granting awards to our employees, officers, consultants and directors of our general partner and our other affiliates, including Mid-Con Energy Operating and ME3 Oilfield Service. In determining whether to grant awards and the amount of any awards, the voting members of the general partner take into consideration the performance of the Partnership along with discretionary factors such as the individual’s current and expected future performance, level of responsibility, retention considerations and the total compensation package.

Equity Compensation Plan Information as of February 28, 2018:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,427,369	(1)
Equity compensation plans not approved by security holders	—
Total	1,427,369
(1)	Represents common units.

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

Upon a “change of control” (as defined in the Long-Term Incentive Program), any change in applicable law or regulation affecting the Long-Term Incentive Program or awards thereunder, or any change in accounting principles affecting the financial statements of our general partner, the plan administrator, in an attempt to prevent dilution or enlargement of any benefits available under the Long-Term Incentive Program may, in its discretion, provide that awards will (i) become exercisable or payable, as applicable, (ii) be exchanged for cash, (iii) be replaced with other rights or property selected by the plan administrator, (iv) be assumed by the successor or survivor entity or be exchanged for similar options, rights or awards covering the equity of such successor or survivor, or a parent or subsidiary thereof, with other appropriate adjustments or (v) be terminated. Additionally, the plan administrator may also, in its discretion, make adjustments to the terms and conditions, vesting and performance criteria and the number and type of common units, other securities or property subject to outstanding awards.

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

Short-Term Incentive Payments

Short-term incentive payments are provided to executive officers to recognize and reward their overall performance as determined by the Board. We do not provide perquisites to the named executive officers, other than one-time relocation expenses that were provided to Mr. Lewis in 2016.

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2017, and 2016. All of these employees are paid by Mid-Con Energy Operating. We reimburse Mid-Con Energy Operating for a portion of their compensation according to the services agreement entered between us and Mid-Con Energy Operating.

Name and Principal Position	Year	Salary	Bonus	Unit Awards	All Other Compensation		Total
		(in thousands)
Jeffrey R. Olmstead	2017	$250	$—	$—	$7	(3)	$257
President, CEO and Director	2016	$252	$70	$92	$10	(3)	$424

Charles R. Olmstead	2017	$207	$—	$—	$6	(3)	$213
Executive Chairman of the Board	2016	$117	$70	$92	$6	(3)	$285

Matthew R. Lewis (1)	2017	$157	$—	$—	$5	(3)	$162
VP, Chief Financial Officer	2016	$162	$41	$37	$30	(4)	$270

Charles L. McLawhorn III (2)	2017	$140	$—	$—	$4	(3)	$144
VP, General Counsel and Secretary	2016	$109	$43	$55	$3	(3)	$210

(1) Mr. Lewis became Chief Financial Officer during 2016. Mr. Lewis resigned from his position effective November 6, 2017, and served in an advisory role until November 30, 2017.

(2) Mr. McLawhorn became General Counsel and Corporate Secretary during 2016.

(3) Includes Registrant’s contributions to a defined contribution plan.

(4) Includes approximately $6,000 in Registrant’s contributions to a defined contribution plan and approximately $24,000 in relocation expenses.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2017:

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested (1)
Jeffrey R. Olmstead	16,666	(2)	$19,666

Charles R. Olmstead	16,666	(2)	$19,666

Charles L. McLawhorn III	10,000	(2)	$11,800
(1)	Based on the closing price of our common units at December 31, 2017.

(2) These restricted units vest equally over three years beginning July 31, 2016.

Potential Post-Employment Payments and Payments upon a Change in Control

The below table summarized the material terms of the employee agreements that provide for payments to named executives in connection with the resignation, retirement or other termination of a named executive officer or a change in control:

	Term Without Cause or Good Reason	Death or Disability	Change in Control
Accrued amounts (1)	Amounts earned during employment	Amounts earned during employment	Amounts earned during employment
Base Salary	one year	one year	two years
Bonus (2)	Lesser of: “target annual bonus”, or average of previous two annual bonuses	“target annual bonus”	Twice the lesser of: “target annual bonus”, or average of previous two annual bonuses
Health-care coverage (3)	Amount of Cobra	Amount of Cobra	Amount of Cobra
Equity awards	Accelerated vesting	Accelerated vesting	Accelerated vesting

(1) Includes salary, vacation, benefits and unreimbursed business expenses.

(2) “Target annual bonus” as defined in the employment agreement.

(3) Lump sum for officer and dependents, if applicable.

  For the purposes of these agreements, “cause” means the willful and continued failure of the officer to perform substantially the officer’s duties for us (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the officer by the CEO which specifically identifies the manner in which the CEO believes that the officer has not substantially performed the officer’s duties and the officer is given a reasonable opportunity of not more than twenty business days to cure any such failure to substantially perform; the willful engaging by the officer in illegal conduct or gross misconduct, including, without limitation, a material breach of the our Code of Business Conduct or a material breach of the officer’s covenants to follow all laws and all of our policies that relate to nondiscrimination and the absence of harassment and to comply with all requirements under the Sarbanes-Oxley Act, in each case which is materially and demonstrably injurious to us; or any act of fraud, or material embezzlement or material theft by the officer, in each case, in connection with the officer’s duties hereunder or in the course of the officer’s employment hereunder or the officer’s admission in any court, or conviction, or plea of nolo contendere, of a felony involving moral turpitude, fraud, or material embezzlement, material theft or material misrepresentation, in each case, against or affecting us. The CEO’s determination of materiality of any embezzlement, theft, or misrepresentation, shall be binding and conclusive on the officer.

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

Potential Post-Employment Payment Tables - The following tables reflect estimates of our allocated portion of the amount of incremental compensation due to each named executive officer subject to an employment agreement in the event of such executive’s termination of employment upon death, disability or retirement, termination of employment without cause or termination of employment without cause or with good reason within three years following a change in control. The amounts shown assume that such termination was effective as of December 31, 2017, and are estimates of the allocated amounts which would be paid out to the executives upon such termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation of service.

Charles R. Olmstead	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following Change in Control
Cash Severance	$212,400	$212,400	$424,800
Restricted Stock/Units	19,666	19,666	19,666
Performance Shares/Units	59,000	59,000	59,000
Health & Welfare	36,360	36,360	36,360
Total	$327,426	$327,426	$539,826

Jeffrey R. Olmstead	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following Change in Control
Cash Severance	$247,800	$247,800	$495,600
Restricted Stock/Units	19,666	19,666	19,666
Performance Shares/Units	59,000	59,000	59,000
Health & Welfare	53,784	53,784	53,784
Total	$380,250	$380,250	$628,050

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

Compensation Committee Interlocks and Insider Participation

The NASDAQ listing rules do not require a listed limited partnership to establish a compensation committee, and we do not have a compensation committee. Although the Board does not currently establish a compensation committee, it may do so in the future.

Compensation of Directors

We use a combination of cash and unit-based compensation to attract and retain qualified candidates to serve on our Board. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill level we require of members of the Board.

In 2017, directors who were not officers or employees received an annual retainer of $20,000, with the chairman of the audit committee and chairman of the conflict committee receiving an additional annual fee of $5,000. In addition, each non-employee director receives $1,000 per meeting attended in person or by phone and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

Each of the non-management directors were awarded 4,000 unrestricted common units in February 2017.

The following table discloses the cash, unit awards and other compensation earned, paid or awarded to each of our directors during the year ended December 31, 2017:

Name (1)	Fee Earned or Paid in Cash	Unit Awards (2)	Total
Peter Adamson III	$33,000	$10,600	$43,600
C. Fred Ball Jr.	$28,000	$10,600	$38,600
John W. Brown(3)	$21,000	$—	$21,000
Wilkie Colyer	$24,000	$10,600	$34,600
Peter A. Leidel	$24,000	$10,600	$34,600
Cameron O. Smith	$32,000	$10,600	$42,600

(1) Messrs. Olmstead and Olmstead and not included in this table as they are employees of Mid-Con Energy Operating and receive no compensation for their services as directors.

(2) Reflects the fair value of the units granted in February 2017.

(3) Mr. Brown was elected to the Board in April 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 28, 2018, the following table sets forth the beneficial ownership of our voting securities that are owned by:

•	beneficial owners of more than 5% of our common units;
•	each of the directors and Named Executive Officers of our general partner; and
•	all directors, director nominees and executive officers of our general partner as a group.

Name of Beneficial Owner	Common Units Beneficially Owned (1)	Percentage of Common Units Beneficially Owned	Class A Preferred Units Beneficially Owned (2)	Percentage of Class A Preferred Units Beneficially Owned	Class B Preferred Units Beneficially Owned (2)	Percentage of Class B Preferred Units Beneficially Owned
Mid-Con Energy III, LLC(3)	3,714,659	12.2%	930,223	8.0%	522,875	5.3%
John C. Goff(4)	—	—%	4,790,697	41.2%	9,281,046	94.7%
James M. Howard(4)	—	—%	1,860,465	16.0%	1,568,628	16.0%
Robert W. Stallings(5)	—	—%	1,860,465	16.0%	—	—%
James R. Reis(5)(6)	—	—%	1,627,907	14.0%	—	—%
Bonanza Master Fund, Ltd.(7)	—	—%	930,233	8.0%	—	—%
Robert J. Raymond(8)	2,358,225	7.7%	232,558	2.0%	—	—%
Charles R. Olmstead(9)	757,512	2.5%	—	—%	—	—%
Jeffrey R. Olmstead(9)	475,763	1.6%	—	—%	—	—%
Charles L. McLawhorn III(9)	16,020	*	—	—%	—	—%
Sherry L. Morgan(9)	26,477	*	—	—%	—	—%
Peter Adamson III(9)	82,685	*	—	—%	—	—%
C. Fred Ball Jr.(9)	91,310	*	—	—%	—	—%
Peter A. Leidel(9)	275,305	*	—	—%	—	—%
Cameron O. Smith(9)	47,340	*	—	—%	—	—%
Wilkie S. Colyer Jr.(9)	4,000	*	—	—%	—	—%
Matthew R. Lewis(9)(10)	27,706	*	—	—%	—	—%
All named executive officers, directors and director nominees as a group (10 people)	1,804,118	5.9%	—	—%	—	—%

* Represents less than 1.0% of the outstanding class of voting securities.

(1) Beneficial ownership for the purposes of this table is defined by Rule 13d-3 under the Exchange Act. Under this rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers with sixty days.

(2) In August 2016, we issued 11,627,906 Class A Preferred Units. In January 2018, we issued 9,803,921 Class B Preferred Units. Holders of our Preferred Units may elect to convert into common units representing limited partner interests in our partnership on a one-for-one basis at any time after the six-month anniversary of the applicable closing date, in whole or in part, subject to certain conversion thresholds.

(3) C/o Mid-Con Energy GP, LLC, 2431 E. 61st Street, Suite 850, Tulsa, Oklahoma 74136.

(4) This disclosure is based on the Schedule 13D filed with the SEC on January 31,2018, on behalf of each of the following: (i) John C. Goff; (ii) Goff REN Holdings, LLC (“Goff REN”); (iii) Goff MCEP Holdings, LLC (“Goff MCEP Holdings”); (iv) The Goff Family Foundation (“Goff Foundation”); (v) Goff Capital, Inc. (“Goff Capital”); (vi) GFS REN GP, LLC (“GFS REN”); (vii) GFS Management, LLC (“GFS”); (viii) Goff Focused Strategies, LLC (“Goff Focused”); (ix) Longboat Capital, LLC (“Longboat Capital”); and (x) James M. Howard. As of the date of such filing, John C. Goff may be deemed the beneficial owner of (1) 1,860,465 Class A Preferred Units and 784,314 Class B Preferred Units owned by Goff REN, (2) 2,697,674 Class A Preferred Units owned by Goff MCEP Holdings, (3) 232,558 Class A Preferred Units owned by Goff Foundation, (4) 784,314 Class B Preferred Units owned by GFS REN, (5) 5,098,039 Class B Preferred Units owned by GFS and (6) 2,614,379 Class B Preferred Units owned by Goff Focused. As the manager of Goff MCEP Holdings and a member of Goff REN, Goff Capital may be deemed to have the sole power to vote or direct the vote of and the sole power to dispose or direct the disposition of the Preferred Units of Goff MCEP Holdings and the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of the Preferred Units of Goff REN. Goff Capital disclaims beneficial ownership of the Preferred Units of Goff MCEP Holdings and the Preferred Units of Goff REN, except to the extent of its pecuniary interest therein. As the sole board member of Goff Foundation and as president of Goff Capital, John C. Goff may be deemed to have the sole power to vote or direct the vote of and the sole power to dispose or direct the disposition of the Preferred Units of Goff Foundation and the Preferred Units of Goff MCEP Holdings and the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of the Preferred Units of Goff REN (which are also reported as Preferred Units beneficially owned by Mr. Howard in the table above). Mr. Goff disclaims beneficial ownership of all of the Preferred Units, except to the extent of its pecuniary interest therein. As a member of Goff REN, Longboat Capital may be deemed to have the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of the Preferred Units of Goff REN. Longboat Capital disclaims beneficial ownership of those Preferred Units, except to the extent of its pecuniary interest therein. As the co-manager of Goff REN, and as manager of Longboat Capital, James M. Howard may be deemed to have the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of the Preferred Units of Goff REN (which are also reported as Preferred Units beneficially owned by Mr. Goff in the table above). Mr. Howard disclaims beneficial ownership of those Preferred Units, except to the extent of its pecuniary interest therein. Mr. Goff has a principal business address of 500 Commerce Street, Suite 700, Fort Worth, Texas 76102.

(5) This disclosure is based on the Schedule 13D filed with the SEC on December 14, 2016 on behalf of each of the following: (i) GAINSCO, Inc. (“GAINSCO”); (ii) SCG Ventures LP (“SCG Ventures”); (iii) FWC Holdings, LLC (“FWC Holdings”); (iv) Stallings Management, LLC (“Stallings Management”); (v) Robert W. Stallings; and (vi) James R. Reis. As of the date of such filing, Mr. Stallings may be deemed the beneficial owner of (1) 1,395,349 Class A Preferred Units owned by GAINSCO (which are also reported as Class A Preferred Units beneficially owned by Mr. Reis in the table above), and (2) 465,116 Class A Preferred Units owned by Stallings Management. As President of Stallings Management and Chairman of the Board of GAINSCO, Robert W. Stallings may be deemed to have the sole power to vote or direct the vote of and the sole power to dispose or direct the disposition of the Class A Preferred Units of SCG Ventures and the common units into which such Class A Preferred Units are convertible and the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of such securities of

GAINSCO. Mr. Stallings disclaims beneficial ownership of all of the Class A Preferred Units and the common units into which the Class A Preferred Units are convertible, except to the extent of his pecuniary interest therein. As the general partner of SCG Ventures, Stallings Management may be deemed to have the sole power to vote or direct the vote of and the sole power to dispose or direct the disposition of the Class A Preferred Units of SCG Ventures and the common units into which the Class A Preferred Units are convertible. Stallings Management disclaims beneficial ownership of those securities, except to the extent of its pecuniary interest therein. Mr. Stallings has a principal business address of 3333 Lee Parkway, Suite 1200, Dallas, Texas 75219.

(6) This disclosure is based on the Schedule 13D filed with the SEC on December 14, 2016. As the sole member of FWC Holdings and the Vice Chairman of the Board of GAINSCO, Mr. James R. Reis may be deemed to have the sole power to vote or direct the vote of and the sole power to dispose or direct the disposition of the Preferred Units of FWC Holdings (232,558 Class A Preferred Units) and the common units into which such Class A Preferred Units are convertible and the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of such securities of GAINSCO (1,395,349 Class A Preferred Units, which are also reported as Class A Preferred Units beneficially owned by Mr. Stallings in the table above). Mr. Reis disclaims beneficial ownership of all of the Class A Preferred Units and the common units into which the Class A Preferred Units are convertible, except to the extent of his pecuniary interest therein. Mr. Reis has a principal business address of 3333 Lee Parkway, Suite 1200, Dallas, Texas 75219.

(7) Has a principal business address of 2651 North Harwood Suite 530, Dallas, Texas 75201.

(8) This disclosure is based on the Schedule 13G filed with the SEC on December 31, 2017. As the sole member of RR Advisors, LLC, RCH Black Fund GP, LP, and RCH Black Fund, LP, Mr. Robert J. Raymond may be deemed to have the sole power to vote or direct the vote of and the sole power to dispose or direct the disposition of the Preferred Units of RR Advisors, LLC, (232,558 Class A Preferred Units) and the common units into which such Class A Preferred Units are convertible and the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of such securities of RCH Black Fund GP, LP, and RCH Black Fund LP. Mr. Reis disclaims beneficial ownership of all of the Class A Preferred Units and the common units into which the Class A Preferred Units are convertible, except to the extent of his pecuniary interest therein. Mr. Raymond has a principal business address of 3953 Maple Avenue, Suite 180, Dallas, Texas 75219.

(9) Has a principal business address of 2431 E. 61st Street, Suite 850, Tulsa, Oklahoma 74136.

(10) Mr. Lewis resigned his position of Vice President and Chief Financial Officer effective November 6, 2017.

The following table sets forth the beneficial ownership of equity interests in our general partner:

Name of Beneficial Owner	Class A Membership Interests	Class B Membership Interests (3)	Total Membership Interests (4)
Charles R. Olmstead (1)	50.00%	—%	33.33%
Jeffrey R. Olmstead (1)	50.00%	—%	33.33%
S. Craig George (2)	—%	100.00%	33.33%
(1)	C/o Mid-Con Energy GP, LLC, 2431 E. 61st Street, Suite 850, Tulsa, Oklahoma, 74136.
(2)	Has a principal address of 340 Barnside Lane, Eureka, Missouri, 63025.
(3)

On January 24, 2017, the members of the general partner, executed the Second Amendment and Restated Limited Liability Company Agreement of Mid-Con Energy GP, LLC (the “Second A/R LLC Agreement”). The Second A/R LLC Agreement was effective January 24, 2017 and created a new class of non-voting membership interests, entitled Class B Membership Interests. Concurrent with his resignation from the Board of Directors of the general partner, Mr. George converted all of his membership interests of the general partner into the new Class B Membership Interests.

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

See the table in Item 11. “Executive Compensation - Long-Term Incentive Program.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2017, our general partner has an approximate 1.2% interest in us. The distributions we will make to our general partner are described in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.”

Agreements and Transactions with Affiliates

The following agreements were negotiated among affiliated parties and, consequently, are not the result of arm’s length negotiations. The following is a description of those agreements that have been entered into with the affiliates of our general partner and with our general partner.

Services Agreement

We are party to a services agreement with our affiliate, Mid-Con Energy Operating, pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. These expenses are included in general and administrative expenses in our consolidated statements of operations. For the year ended December 31, 2017, we paid Mid-Con Energy Operating approximately $2.4 million for expenses pursuant to the services agreement.

Operating Agreements

We, various third parties with an ownership interest in the same property and our affiliate, Mid-Con Energy Operating, are parties to standard oil and natural gas joint operating agreements, pursuant to which we and those third parties pay Mid-Con Energy Operating overhead associated with operating our properties. We and those third parties also pay Mid-Con Energy Operating for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements. The majority of these expenses are included in lease operating expenses in our consolidated statements of operations. For the year ended December 31, 2017, we paid Mid-Con Energy Operating approximately $6.5 million for expenses incurred pursuant to the operating agreements.

Oilfield Services

As discussed above, we are party to operating agreements, pursuant to which our affiliate, Mid-Con Energy Operating, bills us for direct and indirect expenses that are chargeable to the wells, including oilfield services performed by our affiliates, ME3 Oilfield Service and ME2 Well Services. These amounts are included either in lease operating expenses in our consolidated statements of operations or are capitalized as part of oil and natural gas properties in our consolidated balance sheets. For the year ended December 31, 2017, we paid Mid-Con Energy Operating approximately $3.4 million for oilfield services performed by ME3 Oilfield Service and ME3 Well Services.

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

Director Independence

NASDAQ does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board of Directors of our general partner. For a discussion of the independence of the Board of Directors of our general partner, please see Item 10. “Directors, Executive Officers and Corporate Governance.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of Mid-Con Energy GP, LLC, selected Grant Thornton, LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2017 and 2016. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Annual Report on Form 10–K for the year ended December 31, 2017, were approved by the audit committee.

Fees paid to Grant Thornton, LLP are as follows:

	2017	2016
Audit fees	$393,000	$403,000
Audit-related	—	—
Tax fees	131,152	134,911
Total	$524,152	$537,911

PART IV

ITEM 15.	EXHIBITS

(a)(1) Exhibits

The exhibits listed below are filed or furnished as part of this report:

Exhibit Number	Description

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

3.4

First Amendment to First Amended and Restated Agreement of Limited Partnership of Mid-Con Energy Partners, LP, dated as of August 11, 2016 (incorporated by reference to Exhibit 3.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on August 16, 2016).

3.5

Second Amendment to First Amended and Restated Agreement of Limited Partnership of Mid-Con Energy Partners, LP, dated as of January 31, 2018 (incorporated by reference to Exhibit 3.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on January 31, 2018).

3.6

Amended and Restated Limited Liability Company Agreement of Mid-Con Energy GP, LLC, dated as of December 20, 2011 (incorporated by reference to Exhibit 3.2 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

3.7

Second Amended and Restated Limited Liability Company Agreement of Mid-Con Energy GP, LLC (incorporated by reference to Exhibit 3.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on January 25, 2017).

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

10.5

Agreement and Amendment No.3 to Credit Agreement, dated as of November 5, 2013, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on November 6, 2013).

10.6

Amendment No.4 to Credit Agreement, dated as of April 11, 2014, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.01 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on April 15, 2014).

10.7

Agreement and Amendment No.5 to Credit Agreement, dated as of November 17, 2014, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on November 18, 2014).

10.8

Amendment No.6 to Credit Agreement, dated as of February 12, 2015, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.01 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on February 17, 2015).

10.9

Amendment No.7 to Credit Agreement, dated as of November 30, 2015, among Mid-Con Energy Properties, LLC, as Borrower, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 1, 2015).

10.10

Amendment No.8 to Credit Agreement, dated as of April 29, 2016, among Mid-Con Energy Properties, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Mid-Con Energy Partners, LP’s quarterly report on Form 10-Q filed with the SEC on May 2,2016).

10.11

Amendment No.9 to Credit Agreement, dated as of May 31, 2016, among Mid-Con Energy Properties, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on June 2, 2016).

10.12

Amendment No.10 to Credit Agreement, dated as of August 11, 2016, among Mid-Con Energy Properties, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on August 16, 2016).

10.13

Amendment No.11 to Credit Agreement, dated as of December 22, 2017, among Mid-Con Energy Properties, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 29, 2017).

10.14

Amendment No.12 to Credit Agreement, dated as of January 31, 2018, among Mid-Con Energy Properties, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on January 31, 2018).

10.15

Contribution, Conveyance, Assumption and Merger Agreement, by and among Mid-Con Energy GP, LLC, Mid-Con Energy Partners, LP, Mid-Con Energy Properties, LLC, Mid-Con Energy I, LLC, Mid-Con Energy II, LLC, and Charles R. Olmstead, S. Craig George, Jeffrey R. Olmstead and other members of Mid-Con Energy I, LLC, and Mid-Con Energy II, LLC, named therein (incorporated by reference to Exhibit 10.3 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.16

Mid-Con Energy Partners, LP Long-Term Incentive Program (incorporated by reference to Exhibit 4.5 to Mid-Con Energy Partners, LP’s Registration Statement on Form S-8 filed with the SEC on January 25, 2012 (File No 333-179161)).

10.17

Amendment No. 1 to Mid-Con Energy Partners, LP Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on November 20, 2015).

10.18	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.19

Form of Phantom Unit Award Agreement (for employees of our Affiliate)(incorporated by reference to Exhibit 10.14 to Mid-Con Energy LP’s current report on Form 10-K/A filed with the SEC on June 24, 2014).

10.20

Class A Convertible Preferred Unit Purchase Agreement, dated as of July 31, 2016, by and among Mid-Con Energy Partners, LP and the Purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K file with the SEC on August 3, 2016).

10.21

Class B Convertible Preferred Unit Purchase Agreement, dated January 23, 2018, by and among Mid-Con Energy Partners, LP and the Purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K file with the SEC on January 29, 2018).

10.22

Employment Agreement, dated as of August 1, 2011, by and among Mid-Con Energy Partners, LP, Mid-Con Energy GP, LLC, and Charles R. Olmstead (incorporated by reference to Exhibit 10.6 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.23

Employment Agreement, dated as of August 1, 2011, by and among Mid-Con Energy Partners, LP, Mid-Con Energy GP, LLC, and Jeffrey R. Olmstead (incorporated by reference to Exhibit 10.7 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.24

Purchase and Sale Agreement dated as of May 26, 2016, among Mid-Con Energy Properties, LLC, Mid-Con Energy Operating, LLC, as sellers, and PO&G Panhandle, LP, as purchaser thereto (incorporated by reference to Exhibit 10.7 to Mid-Con Energy Partners, LP’s quarterly report on Form 10-Q filed with the SEC on August 4, 2016).

10.25

Purchase and Sale Agreement, dated as of July 28, 2016, among Mid-Con Energy Properties, LLC, as purchaser, and Walter Exploration Company, JMW LTD, and Wildcat Properties L.P., as sellers thereto (incorporated by reference to Exhibit 10.8 to Mid-Con Energy Partners, LP’s quarterly report on Form 10-Q filed with the SEC on August 4, 2016).

10.26

Purchase and Sale Agreement, dated as of November 8, 2017, among Mid-Con Energy Properties, LLC, as seller, and Exponent Energy III LLC, as purchaser thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s quarterly report on Form 10-Q filed with the SEC on November 14, 2017).

10.27

Amendment to Purchase and Sale Agreement, dated December 22, 2017, among Mid-Con Energy Properties, LLC, as seller, and Exponent Energy III LLC, as purchaser thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 29, 2017).

21.1	Subsidiaries of Mid-Con Energy Partners, LP (incorporated by reference to Exhibit 21.1 to Mid-Con Energy LP’s current report on Form 10-K filed with the SEC on March 9, 2012).

23.1+	Consent of Cawley, Gillespie & Associates, Inc.

23.2+	Consent of Grant Thornton LLP

31.1+	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer

32.2+	Section 1350 Certification of Principal Financial Officer

99.1+	Cawley, Gillespie & Associates, Inc. Reserve Report

101.INS++	XBRL Instance Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

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

Mid-Con Energy Partners, LP (Registrant)

		By:	Mid-Con Energy GP, LLC, its general partner
Date:	February 28, 2018	By:	/s/ Sherry L. Morgan
Sherry L. Morgan Chief Accounting Officer as Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

Signature	Title	Date

/s/ Jeffrey R. Olmstead	Chief Executive Officer and Director	February 28, 2018
Jeffrey R. Olmstead	(Principal Executive Officer)

/s/ Sherry L. Morgan	Chief Accounting Officer	February 28, 2018
Sherry L. Morgan	(As Principal Financial Officer)

/s/ Charles R. Olmstead	Executive Chairman of the Board	February 28, 2018
Charles R. Olmstead

/s/ Peter Adamson III	Director	February 28, 2018
Peter Adamson III

/s/ C. Fred Ball Jr.	Director	February 28, 2018
C. Fred Ball Jr.

/s/ John W. Brown	Director	February 28, 2018
John W. Brown

/s/ Wilkie S. Colyer Jr.	Director	February 28, 2018
Wilkie S. Colyer Jr.

/s/ Peter A. Leidel	Director	February 28, 2018
Peter A. Leidel

/s/ Cameron O. Smith	Director	February 28, 2018
Cameron O. Smith