Form 10-Q
period 2018-06-30
Mid-Con Energy Partners, LP
filed 2018-07-31
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 30,436,124 common units.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of units)

(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$517	$1,832
Accounts receivable
Oil and natural gas sales	5,073	5,262
Other	656	103
Prepaid expenses and other	395	166
Assets held for sale, net	430	2,058
Total current assets	7,071	9,421
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	360,284	335,796
Unproved properties	436	369
Other property and equipment	427	427
Accumulated depletion, depreciation, amortization and impairment	(145,644)	(129,101)
Total property and equipment, net	215,503	207,491
Other assets	3,109	2,451
Total assets	$225,683	$219,363

LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$851	$593
Related parties	3,047	1,631
Derivative financial instruments	9,100	4,252
Accrued liabilities	442	603
Liabilities related to assets held for sale	—	77
Total current liabilities	13,440	7,156
Derivative financial instruments	5,196	666
Long-term debt	87,000	99,000
Other long-term liabilities	58	70
Asset retirement obligations	21,027	10,249
Commitments and contingencies
Class A convertible preferred units - 11,627,906 issued and outstanding, respectively	21,111	20,534
Class B convertible preferred units - 9,803,921 and 0 issued and outstanding, respectively	14,538	—
Equity, per accompanying statements
General partner	(776)	(572)
Limited partners - 30,305,628 and 30,090,463 units issued and outstanding, respectively	64,089	82,260
Total equity	63,313	81,688
Total liabilities, convertible preferred units and equity	$225,683	$219,363

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Oil sales	$15,931	$13,657	$30,475	$28,612
Natural gas sales	264	288	432	684
(Loss) gain on derivatives, net	(9,500)	2,533	(12,882)	5,665
Total revenues	6,695	16,478	18,025	34,961
Operating costs and expenses
Lease operating expenses	5,251	5,581	10,052	10,573
Oil and natural gas production taxes	963	707	1,835	1,509
Impairment of proved oil and natural gas properties	959	17,672	9,710	17,672
Depreciation, depletion and amortization	3,393	4,631	6,834	9,500
Dry holes and abandonments of unproved properties	97	—	185	—
Accretion of discount on asset retirement obligations	191	136	344	244
General and administrative	1,358	1,471	3,252	3,297
Total operating costs and expenses	12,212	30,198	32,212	42,795
Gain (loss) on sales of oil and natural gas properties, net	12	—	(388)	—
Loss from operations	(5,505)	(13,720)	(14,575)	(7,834)
Other (expense) income
Interest income	—	2	2	5
Interest expense	(1,410)	(1,539)	(2,749)	(2,989)
Other income	—	66	—	66
Gain (loss) on settlements of asset retirement obligations	60	(8)	49	(5)
Total other expense	(1,350)	(1,479)	(2,698)	(2,923)
Net loss	(6,855)	(15,199)	(17,273)	(10,757)
Less: Distributions to preferred unitholders	1,139	694	2,155	1,492
Less: General partner's interest in net loss	(81)	(181)	(204)	(128)
Limited partners' interest in net loss	$(7,913)	$(15,712)	$(19,224)	$(12,121)
Limited partners' interest in net loss per unit
Basic and diluted	$(0.26)	$(0.52)	$(0.64)	$(0.40)
Weighted average limited partner units outstanding
Limited partner units (basic and diluted)	30,306	29,945	30,241	29,936

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(17,273)	$(10,757)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	6,834	9,500
Debt issuance costs amortization	329	680
Accretion of discount on asset retirement obligations	344	244
Impairment of proved oil and natural gas properties	9,710	17,672
Dry holes and abandonments of unproved properties	185	—
(Gain) loss on settlements of asset retirement obligations	(49)	5
Cash paid for settlements of asset retirement obligations	(65)	(21)
Mark to market on derivatives
Loss (gain) on derivatives, net	12,882	(5,665)
Cash settlements (paid) received for matured derivatives	(3,505)	201
Cash premiums paid for derivatives	—	(2,571)
Loss on sales of oil and natural gas properties	388	—
Non-cash equity-based compensation	367	335
Changes in operating assets and liabilities
Accounts receivable	189	1,048
Other receivables	(514)	150
Prepaids and other	(1,565)	224
Accounts payable - trade and accrued liabilities	442	308
Accounts payable - related parties	1,277	(2,027)
Net cash provided by operating activities	9,976	9,326
Cash Flows from Investing Activities
Acquisitions of oil and natural gas properties	(9,257)	(4,666)
Additions to oil and natural gas properties	(3,724)	(4,341)
Additions to other property and equipment	—	(133)
Proceeds from sales of oil and natural gas properties	1,163	—
Net cash used in investing activities	(11,818)	(9,140)
Cash Flows from Financing Activities
Proceeds from line of credit	7,000	4,000
Payments on line of credit	(19,000)	(5,000)
Offering costs	—	(59)
Debt issuance costs	(651)	—
Proceeds from sale of Class B convertible preferred units, net of offering costs	14,878	—
Distributions to Class A convertible preferred units	(1,500)	(1,000)
Distributions to Class B convertible preferred units	(200)	—
Net cash provided by (used in) financing activities	527	(2,059)
Net decrease in cash and cash equivalents	(1,315)	(1,873)
Beginning cash and cash equivalents	1,832	2,359
Ending cash and cash equivalents	$517	$486

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2017	$(572)	30,091	$82,260	$81,688
Equity-based compensation	—	215	367	367
Distributions to Class A convertible preferred units	—	—	(1,000)	(1,000)
Distributions to Class B convertible preferred units	—	—	(500)	(500)
Allocation of value to beneficial conversion feature of Class B convertible preferred units	—	—	686	686
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(577)	(577)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(78)	(78)
Net loss	(204)	—	(17,069)	(17,273)
Balance, June 30, 2018	$(776)	30,306	$64,089	$63,313

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

Non-cash Investing and Supplemental Cash Flow Information

The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Six Months Ended June 30,
(in thousands)	2018	2017
Non-cash investing information
Change in oil and natural gas properties - accrued capital expenditures	$238	$(40)
Change in oil and natural gas properties - acquisition deposit paid in prior year	$1,000	$—
Supplemental cash flow information
Cash paid for interest	$2,153	$2,305

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

Powder River Basin

In January 2018, we acquired multiple oil and natural gas properties located in Campbell and Converse Counties, Wyoming, through two separate transactions collectively referred to as the Powder River Basin acquisition (“PRB”). The Pine

Tree acquisition was accounted for as a business combination. We acquired Pine Tree for cash consideration of $8.4 million, after final post-closing purchase price adjustments.

The recognized fair values of the Pine Tree assets acquired and liabilities assumed are as follows:

(in thousands)
Fair value of net assets acquired
Oil and natural gas properties	$9,232
Total assets acquired	9,232
Fair value of net liabilities assumed
Asset retirement obligation	862
Net assets acquired	$8,370

The following table presents revenues and expenses of the acquired oil and natural gas properties included in the accompanying consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Oil and natural gas sales	$354	$—	$484	$—
Expenses(1)	$161	$—	$281	$—

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

The following table presents revenues and expenses of the oil and natural gas properties acquired included in the accompanying consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Oil and natural gas sales	$776	$142	$1,498	$142
Expenses(1)	$576	$83	$1,123	$83

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

Nolan County

In January 2018, we completed the sale of certain oil and natural gas proved properties in Nolan County, Texas, for $1.5 million, after final post-closing purchase price adjustments. These properties were deemed to meet held-for-sale accounting criteria as of December 31, 2017, and impairment of $0.3 million was recorded to reduce the carrying value of these assets to their estimated fair value of $1.5 million at December 31, 2017; therefore, no gain or loss was realized on the sale in 2018.

The following table presents revenues and expenses of the divested oil and natural gas properties that were included in the accompanying consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Oil and natural gas sales	$—	$138	$—	$315
Expenses(1)	$—	$124	$—	$303

(1) Expenses include LOE, production taxes, accretion and depletion.

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

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Oil and natural gas sales	$—	$2,321	$(5)	$4,963
Expenses(1)	$—	$2,009	$(17)	$4,056

(1) Expenses include LOE, production taxes, accretion and depletion.

Assets Held for Sale

Land in Southern Oklahoma met held-for-sale criteria as of June 30, 2018, and December 31, 2017. The carrying value of $0.4 million was presented in “Assets held for sale, net” in our unaudited condensed consolidated balance sheets.

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

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at June 30, 2018:

Number of Common Units
Approved and authorized awards	3,514,000
Unrestricted units granted	(1,300,538)
Restricted units granted, net of forfeitures	(399,424)
Equity-settled phantom units granted, net of forfeitures	(830,669)
Awards available for future grant	983,369

We recognized $0.1 million and $0.3 million of total equity-based compensation expense for both the three and six months ended June 30, 2018, and 2017, respectively. These costs are reported as a component of general and administrative expenses (“G&A”) in our unaudited condensed consolidated statements of operations.

Unrestricted Unit Awards

During the six months ended June 30, 2018, we granted 87,832 unrestricted units with an average grant date fair value of $1.79 per unit. During the six months ended June 30, 2017, we granted 25,400 unrestricted units with an average grant date fair value of $2.65 per unit.

Restricted Unit Awards

All restricted units were vested as of June 30, 2018. A summary of our restricted unit awards for the six months ended June 30, 2018, is presented below:

	Number of Restricted Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2017	6,362	$5.42
Units granted	—	—
Units vested	(6,362)	5.42
Units forfeited	—	—
Outstanding at June 30, 2018	—	$—

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over a period of two or three years and do not have any rights or privileges of a common unitholder, including right to distributions, until vesting and the resulting conversion into common units. During the six months ended June 30, 2018, we granted 381,000 equity-settled phantom units with a two-year vesting period and 8,500 equity-settled phantom units with a three-year vesting period. During the six months ended June 30, 2017, we granted 9,000 equity-settled phantom units with a three-year vesting period. As of June 30, 2018, there were $0.6 million of unrecognized compensation costs related to non-vested equity-settled phantom units. These costs are expected to be recognized over a weighted average period of twenty months.

A summary of our equity-settled phantom unit awards for the six months ended June 30, 2018, is presented below:

	Number of Equity- Settled Phantom Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2017	117,495	$1.45
Units granted	389,500	1.75
Units vested	(127,333)	1.75
Units forfeited	—	—
Outstanding at June 30, 2018	379,662	$1.66

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

At June 30, 2018, and at December 31, 2017, our commodity derivative contracts were in a net liability position with a fair value of $14.3 million and $4.9 million, respectively. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. As of June 30, 2018, all of our counterparties have performed pursuant to the terms of their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation, in our unaudited condensed consolidated balance sheets at June 30, 2018, and December 31, 2017:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
June 30, 2018
Assets
Derivative financial instruments - current asset	$2	$(2)	$—
Total	2	(2)	—

Liabilities
Derivative financial instruments - current liability	(8,701)	(399)	(9,100)
Derivative deferred premium - current liability	(401)	401	—
Derivative financial instruments - long-term liability	(5,196)	—	(5,196)
Total	(14,298)	2	(14,296)
Net Liability	$(14,296)	$—	$(14,296)

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
December 31, 2017
Assets
Derivative financial instruments - current asset	$39	$(39)	$—
Total	39	(39)	—

Liabilities
Derivative financial instruments - current liability	(3,890)	(362)	(4,252)
Derivative deferred premium - current liability	(401)	401	—
Derivative financial instruments - long-term liability	(666)	—	(666)
Total	(4,957)	39	(4,918)
Net Liability	$(4,918)	$—	$(4,918)

The following table presents the impact of derivative financial instruments and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net settlements on matured derivatives(1)	$(2,181)	$357	$(3,505)	$201
Net change in fair value of derivatives	(7,319)	2,176	(9,377)	5,464
Total (loss) gain on derivatives, net	$(9,500)	$2,533	$(12,882)	$5,665

 (1) The settlement amount does not include premiums paid attributable to contracts that matured or early terminated during the respective period.

At June 30, 2018, and December 31, 2017, our commodity derivative contracts had maturities at various dates through September 2020 and were comprised of commodity price swap, put and collar contracts. At June 30, 2018, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	NYMEX Index
Swaps - 2018	$54.51	$—	$—	488	WTI
Puts - 2018	$—	$45.00	$—	326	WTI
Collars - 2018	$—	$43.57	$52.78	1,141	WTI
Swaps - 2019	$56.14	$—	$—	1,779	WTI
Swaps - 2020	$54.81	$—	$—	1,199	WTI

At December 31, 2017, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	NYMEX Index
Swaps - 2018	$51.33	$—	$—	444	WTI
Puts - 2018	$—	$45.00	$—	164	WTI
Collars - 2018	$—	$44.38	$55.52	1,315	WTI
Swaps - 2019	$51.48	$—	$—	427	WTI

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 for the three and six months ended June 30, 2018, and for the year ended December 31, 2017.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no material changes in valuation approach or related inputs for the three and six months ended June 30, 2018, and for the year ended December 31, 2017.

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

The following sets forth, by level within the hierarchy, the value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2018
Derivative financial instruments - asset	$—	$2	$—	$2
Derivative financial instruments - liability	$—	$13,897	$—	$13,897
Derivative deferred premiums - liability	$—	$—	$401	$401
December 31, 2017
Derivative financial instruments - asset	$—	$39	$—	$39
Derivative financial instruments - liability	$—	$4,556	$—	$4,556
Derivative deferred premiums - liability	$—	$—	$401	$401

A summary of the changes in Level 3 fair value measurements for the periods presented are as follows:

(in thousands)	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance of Level 3 at beginning of period	$(401)	$(5,449)
Derivative deferred premiums - settlements	—	5,048
Balance of Level 3 at end of period	$(401)	$(401)

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

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets. We recorded non-cash impairment of $1.0 million and $9.7 million for the three and six months ended June 30, 2018, respectively. We recorded a non-cash impairment of $17.7 million for the three and six months ended June 30, 2017.

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

As of June 30, 2018, and December 31, 2017, our ARO were reported as “Asset retirement obligations” in our unaudited condensed consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

(in thousands)	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Asset retirement obligations - beginning of period	$10,326	$11,331
Liabilities incurred for new wells and interest	10,556	759
Liabilities settled upon plugging and abandoning wells	(114)	(57)
Liabilities removed upon sale of wells	(77)	(2,152)
Revision of estimates	(8)	(75)
Accretion expense	344	520
Asset retirement obligations - end of period	$21,027	$10,326

Note 7. Debt

We had outstanding borrowings under our revolving credit facility of $87.0 million and $99.0 million at June 30, 2018, and December 31, 2017, respectively. Our current revolving credit facility matures in November 2020.

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

Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.75% to 3.75% per annum according to the borrowing base usage. For the three months ended June 30, 2018, the average effective rate was 5.21%. Any unused portion of the borrowing base will be subject to a commitment fee of 0.50% per annum. Letters of credit are subject to a letter of credit fee that varies from 2.75% to 3.75% according to usage.

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

On January 31, 2018, Amendment 12 to the credit agreement was executed, extending the maturity of our credit facility from November 2018 until November 2020 and increasing the borrowing base of the Partnership’s revolving credit facility to $125.0 million. The lenders also waived any default or event of default that occurred as a result of the Partnership’s failure to maintain the required leverage ratios for the quarter ended September 30, 2017. The amendment also required the Partnership to have a minimum liquidity of 20% to make cash distributions to the Preferred Unitholders. As of June 30, 2018, we were in compliance with our financial covenants.

During the spring 2018 semi-annual borrowing base redetermination of our revolving credit facility completed in June 2018, the lender group reaffirmed the Partnership’s $125.0 million conforming borrowing base. There were no changes to the terms or conditions of the credit agreement.

Note 8. Commitments and Contingencies

Leases

We lease corporate office space in Tulsa, Oklahoma, and Abilene, Texas. Total lease expenses were $0.1 million for both the three and six months ended June 30, 2018, and 2017. These expenses are included in G&A in our unaudited condensed consolidated statements of operations.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)
Remaining 2018	$241
2019	413
2020	418
2021	423
Total	$1,495

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

Note 9. Equity

Common Units

At June 30, 2018, and December 31, 2017, the Partnership’s equity consisted of 30,305,628 and 30,090,463 common units, respectively, representing a 98.8% limited partnership interest in us.

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

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of June 30, 2018, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors.

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

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit (the “Class A Unit Purchase Price”). Proceeds from this issuance were used to fund the Permian Bolt-On acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million in connection with the issuance of these Class A Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million) and the beneficial conversion feature ($6.0 million). Accretion of the beneficial conversion feature was $0.3 million and $0.6 million for the three and six months ended June 30, 2018. Accretion of the beneficial conversion feature was $0.2 million and $0.5 million for the three and six months ended June 30, 2017. The registration statement registering resales of common units issued or to be issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

At June 30, 2018, the Partnership had accrued $0.5 million for the second quarter 2018 distribution that will be paid in cash in August 2018. The following table summarizes cash distributions paid on our Class A Preferred Units during the six months ended June 30, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2018	July 1, 2017 - December 31, 2017	$0.086	$1,000
May 15, 2018	January 1, 2018 - March 31, 2018	$0.043	$500

The following table summarizes cash distributions paid on our Class A Preferred Units during the six months ended June 30, 2017:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2017	October 1, 2016 - December 31, 2016	$0.043	$500
May 15, 2017	January 1, 2017 - March 31, 2017	$0.043	$500

Class B Preferred Units

On January 31, 2018, we completed a private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Class B Preferred Units were issued at a price of $1.53 per Class B Preferred Unit (the “Class B Unit Purchase Price”). Proceeds from this issuance were used to fund the acquisition of certain oil and natural gas properties located in Campbell and Converse Counties, Wyoming, and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $14.9 million in connection with the issuance of these Class B Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class B Preferred Units ($14.2 million) and the beneficial conversion feature ($0.7 million). Accretion of the beneficial conversion feature was $0.1 million for the six months ended June 30, 2018. The registration statement registering resales of common units issued or to be issued upon conversion of the Class B Preferred Units was declared effective by the SEC on May 25, 2018.

At June 30, 2018, the Partnership had accrued $0.3 million for the second quarter 2018 distribution that will be paid in cash in August 2018. The following table summarizes cash distributions paid on our Class B Preferred Units during the six months ended June 30, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
May 15, 2018	February 1, 2018 - March 31, 2018	$0.020	$200

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

The following table summarizes the affiliates’ transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Services agreement	$599	$652	$1,129	$1,293
Operating agreements	1,465	1,613	2,791	3,016
Oilfield services	1,117	857	2,028	1,667
	$3,181	$3,122	$5,948	$5,976

At June 30, 2018, we had a net payable to our affiliate, Mid-Con Energy Operating, of $3.0 million, comprised of a joint interest billing payable of $2.7 million and a payable for operating services of $0.3 million. At December 31, 2017, we had a net payable to our affiliate, Mid-Con Energy Operating, of $1.6 million, comprised of a joint interest billing payable of $1.4 million and a payable for operating services of $0.2 million. These amounts were included in accounts payable-related parties in our unaudited condensed consolidated balance sheets.

Note 11. New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes current lease guidance. The new lease standard requires all leases with a term greater than one year to be recognized on the balance sheet while maintaining substantially similar classifications for finance and operating leases. Lease expense recognition on the income statement will be effectively unchanged. This guidance is effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. We are currently in the process of identifying all contracts that are leases or contain leases. We plan to adopt this standard on January 1, 2019 and believe the primary impact of adoption will be the recognition of assets and liabilities on our balance sheet for current operating leases.

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

Revenue from Contracts with Customers

Under our oil and natural gas sales contracts, enforceable rights and obligations arise at the time production occurs on dedicated leases as the Partnership promises to deliver goods in the form of oil or natural gas production on contractually-specified leases to the purchasers. Sales of oil and natural gas are recognized at the point that control of the product is transferred to the customer; title and risk of loss to the product generally transfers at the delivery point specified in the contract. The Partnership commits and dedicates for sale all of the crude oil or natural gas production from contractually agreed-upon leases to the purchaser. Our oil contract pricing provisions are tied to a market index, with certain marketing adjustments, including location and quality differentials as well as certain embedded marketing fees. Our natural gas sales revenues are a percentage of the proceeds received by the purchaser for selling the volume of gas produced by the Partnership on a monthly basis. The purchaser sells the volume of natural gas at index rates per Mcf. Payment is typically received 30 to 60 days after the date production is delivered.

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

We have utilized the practical expedient in ASC 606-10-50-14(a), which states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations for specific situations in which the Partnership does not need to estimate variable consideration to recognize revenue. For our crude oil sales and natural gas sales contracts, the variable consideration related to variable production in not estimated because the uncertainty related to the consideration is resolved as the barrel of oil (“Bbl”) and Mcf of natural gas are transferred to the customer each day.

Contract Balances

Our product sales contracts do not give rise to contract assets or liabilities under ASC 606.

Note 13. Subsequent Events

Distributions

The Board declared Preferred Unit distributions for the second quarter of 2018, according to terms outlined in the Partnership Agreement. Distributions will be paid on August 22, 2018, to holders of record as of the close of business on August 7, 2018. The Class A Preferred Unit cash distributions will be $0.043 per Class A Preferred Unit, or $0.5 million in aggregate. Additionally, the Class B Preferred Unit cash distributions will be $0.0306 per Class B Preferred Unit, or $0.3 million in aggregate.

Oklahoma Acquisition

On July 2, 2018, we acquired multiple oil and natural gas properties located in Oklahoma for a purchase price of $8.3 million, subject to customary post-closing sale price adjustments and resolution of certain title defects. The effective date of the acquisition was July 1, 2018.

Wyoming Acquisition

On July 10, 2018, we acquired multiple oil and natural gas properties located in Campbell County, Wyoming, for a purchase price of $1.0 million, subject to customary post-closing sale price adjustments. The effective date of the acquisition was July 1, 2018.

Worland Acquisition

On July 27, 2018, we acquired multiple oil and natural gas properties and mid-stream assets located in Washakie County, Wyoming for a purchase price of $5.0 million, subject to customary post-closing sale price adjustments. The effective date of the acquisition was January 1, 2018.

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

Executive Summary

Highlights and Recent Developments

•

Net production averaged 2,934 Boe/d during the second quarter 2018, which was an increase of 4.8% from the first quarter 2018. Although partially offset by lower realized pricing due to our hedge program and increased expenses in certain areas, net loss and operating cash flows both improved from the first quarter 2018 as a result of the increase in production that came from growth in our existing assets due to our capital development program and the acquisition of working interests in several of our Wyoming assets.

•

The growth in operating cash flows, along with changes in working capital during the second quarter 2018, resulted in excess cash used to reduce debt by $2.2 million after executing on $2.2 million in capital expenditures and $2.0 million in acquisition related activities.

•

Our lender group unanimously approved the reaffirmation of our $125.0 million borrowing base in June 2018. With the reduction in outstanding debt, our liquidity position improved to $37.5 million at June 30, 2018.

•

In July 2018, we used a portion of our liquidity to make acquisitions in Oklahoma and Wyoming that we believe will help lead to continued growth opportunities for the Partnership. As of July 30, 2018, our liquidity position was $26.9 million.

•	On May 15, 2018, we paid cash distributions on Class A Preferred Units of $0.5 million and on Class B Preferred Units of $0.2 million for the first quarter of 2018.

Operating Performance

•

The Partnership acquired properties in the Powder River Basin in Wyoming in first quarter. At our House Creek Sussex Unit (“HCSU”), we have continued to return wells to active status with a positive impact on unit production. The Partnership has returned 19 wells to production in the second quarter and 33 wells since acquisition. Additional wells in the unit will be activated throughout the second half of 2018. At Pine Tree, the working interest owners have given approval to commence secondary operations, and the Partnership is seeking regulatory approval to commence first injection in the second half of 2018.

•	In the second quarter, the Partnership drilled one producing well, performed nine recompletions, seven capital workovers and converted five producing wells to injection.
•	Development of waterfloods in our Oklahoma and Texas properties continue to show positive response and further development is planned for the remainder of 2018.

Business Environment

The markets for oil, natural gas and NGLs have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Our average sales price per Bbl, excluding commodity derivative contracts, was $62.32 and $46.83 for the six months ended June 30, 2018, and 2017, respectively.

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

Results of Operations

The tables presented in this section summarize certain of the results of operations and period-to-period comparisons for the three and six months ended June 30, 2018, and 2017. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Production and Unit Costs per BOE. The table below provides production volume data and average unit costs per BOE:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Production Volumes
Oil (MBbls)	251	306	(55)	(18%)	489	611	(122)	(20%)
Natural gas (MMcf)	92	110	(18)	(16%)	178	234	(56)	(24%)
Total (MBoe)	267	324	(57)	(18%)	519	650	(131)	(20%)

Average daily net production (Boe/d)	2,934	3,560	(626)	(18%)	2,867	3,591	(724)	(20%)

Average sales price
Oil (per Bbl)
Sales price	$63.47	$44.63	$18.84	42%	$62.32	$46.83	$15.49	33%
Effect of net settlements on matured derivative instruments	$(8.69)	$(3.21)	$(5.48)	171%	$(7.17)	$(3.95)	$(3.22)	82%
Realized oil price after derivatives	$54.78	$41.42	$13.36	32%	$55.15	$42.88	$12.27	29%
Natural gas (per Mcf)	$2.87	$2.62	$0.25	10%	$2.43	$2.92	$(0.49)	(17%)

Average unit costs per Boe
Lease operating expenses	$19.67	$17.23	$2.44	14%	$19.37	$16.27	$3.10	19%
Oil and natural gas production taxes	$3.61	$2.18	$1.43	66%	$3.54	$2.32	$1.22	53%
Depreciation, depletion and amortization	$12.71	$14.29	$(1.58)	(11%)	$13.17	$14.62	$(1.45)	(10%)
General and administrative expenses	$5.09	$4.54	$0.55	12%	$6.27	$5.07	$1.20	24%

Operating Revenues. The following table provides oil and natural gas sales data for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2018	2017	$	%	2018	2017	$	%
Oil sales	$15,931	$13,657	$2,274	17%	$30,475	$28,612	$1,863	7%
Natural gas sales	264	288	(24)	(8%)	432	684	(252)	(37%)
Total oil and natural gas sales	$16,195	$13,945	$2,250	16%	$30,907	$29,296	$1,611	5%

The following table details the change in revenues due to price and volume variances:

	Three Months Ended June 30, 2018 and 2017			Six Months Ended June 30, 2018 and 2017
(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$18.84	251	$4,729	$15.49	489	$7,575
Natural gas (Mcf)	$0.25	92	23	$(0.49)	178	(87)
Total revenues due to change in price			4,752			7,488

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of production volumes
Oil (Bbls)	(55)	$44.63	$(2,455)	(122)	$46.83	$(5,713)
Natural gas (Mcf)	(18)	$2.62	(47)	(56)	$2.92	(164)
Total revenues due to change in production volumes			(2,502)			(5,877)
Total change in revenues			$2,250			$1,611

The change in operating revenues for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was primarily due to:

•	increased sales prices;
•	divestiture of our Southern Oklahoma properties; and
•	production from the Wheatland and PRB acquisition properties.

(Loss) gain on derivatives, net. The table below summarizes the non-cash and cash components of our commodity derivative contracts as well as the change for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2018	2017	$	%	2018	2017	$	%
Cash settlements on matured derivatives	$(2,181)	$357	$(2,538)	(711%)	$(3,505)	$201	$(3,706)	(1844%)
Non-cash change in fair value of derivatives	(7,319)	2,176	(9,495)	(436%)	(9,377)	5,464	(14,841)	(272%)
Total (loss) gain on derivatives, net	$(9,500)	$2,533	$(12,033)	(475%)	$(12,882)	$5,665	$(18,547)	(327%)

Production expenses. The following table summarizes the change in oil and natural gas production expense for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2018	2017	$	%	2018	2017	$	%
Lease operating expenses	$5,251	$5,581	$(330)	(6%)	$10,052	$10,573	$(521)	(5%)
Oil and natural gas production taxes	963	707	256	36%	1,835	1,509	326	22%
Total oil and natural gas production expenses	$6,214	$6,288	$(74)	(1%)	$11,887	$12,082	$(195)	(2%)
Effective production tax rate	6.0%	5.1%	0.9%	18%	6.0%	5.2%	0.8%	15%

The change in production expenses for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was primarily due to:

•	divestiture of our Southern Oklahoma properties;
•	incremental costs associated with properties acquired in the Wheatland and PRB acquisitions;
•	increased production taxes due to higher sales prices; and
•	discontinuation of the EOR tax credit at one of our Oklahoma units effective July 1, 2017.

The following table summarizes production expenses per Boe data for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(per Boe)	2018	2017	$	%	2018	2017	$	%
Lease operating expenses	$19.67	$17.23	$2.44	14%	$19.37	$16.27	$3.10	19%
Oil and natural gas production taxes	3.61	2.18	1.43	66%	3.54	2.32	1.22	53%
Total oil and natural gas production expenses per Boe	$23.28	$19.41	$3.87	20%	$22.91	$18.59	$4.32	23%

The change in production expenses per Boe for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was primarily due to lower production volumes, partially offset by the decreases noted above.

Depreciation, Depletion, Amortization and Impairment Expenses. The following table provides our non-cash depreciation, depletion and amortization (“DD&A”) and impairment expense for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2018	2017	$	%	2018	2017	$	%
Depreciation, depletion and amortization	$3,393	$4,631	$(1,238)	(27%)	$6,834	$9,500	$(2,666)	(28%)
Impairment	959	17,672	(16,713)	(95%)	9,710	17,672	(7,962)	(45%)
Total DD&A and impairment	$4,352	$22,303	$(17,951)	(80%)	$16,544	$27,172	$(10,628)	(39%)

The change in DD&A for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was primarily due to:

•	decreased depletion rates due to increased reserves;
•	reduced asset carrying values due to impairment;
•	decreased production volumes; and
•	the net impact of the Southern Oklahoma divestiture and the Wheatland and PRB acquisitions.

Impairment was primarily due to:

•	certain properties in Texas with no current planned development for the three months ended June 30, 2018;
•	Texas project wellbore issues and certain properties in Texas with no current planned development for the six months ended June 30, 2018; and
•	Northeastern Oklahoma margin compression over the reserve life caused by lower future oil pricing and a higher cost profile on certain properties for the three and six months ended June 30, 2017.

General and Administrative Expenses. The following table provides components of our G&A for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except for per Boe)	2018	2017	$	%	2018	2017	$	%
General and administrative expenses	$1,230	$1,300	$(70)	(5%)	$2,885	$2,962	$(77)	(3%)
Non-cash compensation	128	171	(43)	(25%)	367	335	32	10%
Total general and administrative expenses	$1,358	$1,471	$(113)	(8%)	$3,252	$3,297	$(45)	(1%)
General and administrative expenses (per Boe)	$5.09	$4.54	0.55	12%	$6.27	$5.07	1.20	24%

The change in G&A for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily due to:

•	decreased acquisition expenses; and
•	decreased non-cash compensation.

The change in G&A for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to increased non-cash compensation.

The increase in G&A per BOE for both the three and six months ended June 30, 2018, was primarily due to lower production volumes, partially offset by the decreases in G&A noted above.

Interest Expense. Interest expense is impacted by our borrowings outstanding, interest rates, commitment fees and related debt placement fees which are amortized over the life of the credit agreement. The following table sets forth interest expense for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2018	2017	$	%	2018	2017	$	%
Interest expense	$1,410	$1,539	$(129)	(8%)	$2,749	$2,989	$(240)	(8%)
Average effective interest rate	5.21%	3.81%	1.40%	37%	5.05%	3.69%	1.36%	37%

The change in interest expense for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017, was primarily due to:

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

Our liquidity position at July 30, 2018, consisted of approximately $0.9 million of available cash and $26.0 million of available borrowings ($125.0 million borrowing base less $98.0 million outstanding borrowings and $1.0 million outstanding standby letter of credit). Our borrowing base is redetermined in the spring and fall of each year.

Revolving Credit Facility

During the spring 2018 semi-annual redetermination of the revolving credit facility completed in June 2018, the lender group reaffirmed the existing conforming borrowing base of $125.0 million.  There were no changes to the terms or conditions of the credit agreement. At July 30, 2018, the outstanding borrowings of our revolving credit facility were $98.0 million.

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

Capital Requirements

Our business requires continual investment to upgrade or enhance existing operations in order to increase and maintain our production and the size of our asset base. The primary purpose of growth capital is to acquire and develop producing assets that allow us to increase our production and asset base. To date, we have funded acquisition transactions through a combination of cash, available borrowing capacity under our revolving credit facility and through the issuance of equity, including Preferred Units.

We currently expect capital spending for the remainder of 2018 for the development, growth and maintenance of our oil and natural gas properties to be $7.5 million. We will adjust our capital program in response to business conditions and operating results along with our evaluation of additional development opportunities that are identified throughout the year.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent to do so, or as required by our lenders. At June 30, 2018, we had commodity derivative contracts covering approximately 63%, 57% and 52%, respectively, of our estimated 2018, 2019 and 2020 average daily production (estimate calculated based on the mid-point of our full year 2018 Boe production guidance as released on July 31, 2018, and multiplied by a 94% oil weighting based on second quarter 2018 reported production volumes). See Note 4 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Preferred Units

As of June 30, 2018, we have issued $25.0 million of Class A Preferred Units and $15.0 million of Class B Preferred Units through private placements in August 2016 and January 2018, respectively. Both classes of Preferred Units receive a cumulative, quarterly cash distribution on Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%. Such distributions will be paid for each such quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreements. See Note 9 to the unaudited condensed consolidated financial statements for additional information regarding Preferred Units.

Sources and Uses of Cash

The following table summarizes the net increase (decrease) in cash for the six months ended June 30, 2018, and 2017:

	Six Months Ended June 30,
(in thousands)	2018	2017	Change	% Change
Net cash provided by operating activities	$9,976	$9,326	$650	7%
Net cash used in investing activities	(11,818)	(9,140)	(2,678)	29%
Net cash provided by (used in) financing activities	527	(2,059)	2,586	126%
Net decrease in cash and cash equivalents	$(1,315)	$(1,873)	$558	30%

Operating Activities. The change in operating cash flows for the periods compared was primarily attributable to:

•	increased operating revenues of $1.6 million; offset by
•	the change in net settlements on matured derivatives of $1.1 million.

Investing Activities. The change in net cash used in investing activities was primarily attributable to:

•	an increase in acquisition of oil and natural gas properties of $4.6 million;
•	a decrease in drilling and completion activities of $0.6 million; less
•	net proceeds of $1.2 million from the sales of oil and natural gas properties.

Financing Activities. The change in net cash provided by financing activities was primarily attributable to:

•	net proceeds of $14.9 million from the issuance of Class B Preferred Units;
•	an increase of net payments on the revolving credit facility of $11.0 million;
•	an increase in distributions of $0.7 million to Preferred Unitholders; and
•	payments of $0.7 million for debt issuance costs.

Off–Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MID-CON ENERGY PARTNERS, LP

	By:	Mid-Con Energy GP, LLC, its general partner

July 31, 2018	By:	/s/ Jeffrey R. Olmstead
Jeffrey R. Olmstead
Chief Executive Officer

July 31, 2018	By:	/s/ Philip R. Houchin
Philip R. Houchin
Chief Financial Officer