Form 10-Q
period 2018-09-30
Mid-Con Energy Partners, LP
filed 2018-11-05
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, the registrant had 30,436,124 common units outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of units)

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$126	$1,832
Accounts receivable
Oil and natural gas sales	7,725	5,262
Other	1,617	103
Prepaid expenses and other	242	166
Assets held for sale, net	430	2,058
Total current assets	10,140	9,421
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	391,560	335,796
Unproved properties	1,564	369
Other property and equipment	427	427
Accumulated depletion, depreciation, amortization and impairment	(149,393)	(129,101)
Total property and equipment, net	244,158	207,491
Other assets	1,599	2,451
Total assets	$255,897	$219,363

LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$1,048	$593
Related parties	4,507	1,631
Derivative financial instruments	10,644	4,252
Accrued liabilities	2,011	603
Liabilities related to assets held for sale	—	77
Total current liabilities	18,210	7,156
Derivative financial instruments	7,326	666
Long-term debt	96,000	99,000
Other long-term liabilities	52	70
Asset retirement obligations	39,192	10,249
Commitments and contingencies
Class A convertible preferred units - 11,627,906 issued and outstanding, respectively	21,411	20,534
Class B convertible preferred units - 9,803,921 and 0 issued and outstanding, respectively	14,587	—
Equity, per accompanying statements
General partner	(815)	(572)
Limited partners - 30,436,124 and 30,090,463 units issued and outstanding, respectively	59,934	82,260
Total equity	59,119	81,688
Total liabilities, convertible preferred units and equity	$255,897	$219,363

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Oil sales	$18,765	$13,731	$49,240	$42,343
Natural gas sales	380	233	812	917
Other operating revenues	320	—	320	—
(Loss) gain on derivatives, net	(6,358)	(2,749)	(19,240)	2,916
Total revenues	13,107	11,215	31,132	46,176
Operating costs and expenses
Lease operating expenses	6,654	6,122	16,706	16,695
Oil and natural gas production taxes	1,157	857	2,992	2,366
Other operating expenses	288	—	288	—
Impairment of proved oil and natural gas properties	—	4,850	9,710	22,522
Depreciation, depletion and amortization	4,812	4,350	11,646	13,850
Dry holes and abandonments of unproved properties	10	—	195	—
Accretion of discount on asset retirement obligations	404	142	748	386
General and administrative	1,494	1,188	4,746	4,485
Total operating costs and expenses	14,819	17,509	47,031	60,304
Loss on sales of oil and natural gas properties, net	(1)	—	(389)	—
Loss from operations	(1,713)	(6,294)	(16,288)	(14,128)
Other (expense) income
Interest income	1	3	3	8
Interest expense	(1,620)	(1,626)	(4,369)	(4,615)
Other income	20	4	20	70
(Loss) gain on settlements of asset retirement obligations	(37)	(8)	12	(13)
Total other expense	(1,636)	(1,627)	(4,334)	(4,550)
Net loss	(3,349)	(7,921)	(20,622)	(18,678)
Less: Distributions to preferred unitholders	1,148	783	3,303	2,275
Less: General partner's interest in net loss	(39)	(94)	(243)	(222)
Limited partners' interest in net loss	$(4,458)	$(8,610)	$(23,682)	$(20,731)
Limited partners' interest in net loss per unit
Basic and diluted	$(0.14)	$(0.29)	$(0.78)	$(0.69)
Weighted average limited partner units outstanding
Limited partner units (basic and diluted)	30,392	30,042	30,292	29,972

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(20,622)	$(18,678)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	11,646	13,850
Debt issuance costs amortization	503	1,023
Accretion of discount on asset retirement obligations	748	386
Impairment of proved oil and natural gas properties	9,710	22,522
Dry holes and abandonments of unproved properties	195	—
(Gain) loss on settlements of asset retirement obligations	(12)	13
Cash paid for settlements of asset retirement obligations	(102)	(30)
Mark to market on derivatives
Loss (gain) on derivatives, net	19,240	(2,916)
Cash settlements (paid) received for matured derivatives	(5,988)	524
Cash settlements received from early termination of derivatives	—	147
Cash premiums paid for derivatives	(200)	(5,009)
Loss on sales of oil and natural gas properties	389	—
Non-cash equity-based compensation	670	409
Changes in operating assets and liabilities
Accounts receivable	(2,463)	697
Other receivables	(646)	150
Prepaids and other	(76)	363
Accounts payable - trade and accrued liabilities	689	1,009
Accounts payable - related parties	2,452	(557)
Net cash provided by operating activities	16,133	13,903
Cash Flows from Investing Activities
Acquisitions of oil and natural gas properties	(21,626)	(4,668)
Additions to oil and natural gas properties	(6,072)	(7,281)
Additions to other property and equipment	—	(133)
Proceeds from sales of oil and natural gas properties	1,163	—
Net cash used in investing activities	(26,535)	(12,082)
Cash Flows from Financing Activities
Proceeds from line of credit	20,000	6,000
Payments on line of credit	(23,000)	(6,000)
Offering costs	—	(92)
Debt issuance costs	(651)	—
Proceeds from sale of Class B convertible preferred units, net of offering costs	14,847	—
Distributions to Class A convertible preferred units	(2,000)	(1,500)
Distributions to Class B convertible preferred units	(500)	—
Net cash provided by (used in) financing activities	8,696	(1,592)
Net (decrease) increase in cash and cash equivalents	(1,706)	229
Beginning cash and cash equivalents	1,832	2,359
Ending cash and cash equivalents	$126	$2,588

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2017	$(572)	30,091	$82,260	$81,688
Equity-based compensation	—	345	670	670
Distributions to Class A convertible preferred units	—	—	(1,500)	(1,500)
Distributions to Class B convertible preferred units	—	—	(800)	(800)
Allocation of value to beneficial conversion feature of Class B convertible preferred units	—	—	686	686
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(876)	(876)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(127)	(127)
Net loss	(243)	—	(20,379)	(20,622)
Balance, September 30, 2018	$(815)	30,436	$59,934	$59,119

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

Non-cash Investing and Supplemental Cash Flow Information

The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2018	2017
Non-cash investing information
Change in oil and natural gas properties - accrued capital expenditures	$315	$885
Change in oil and natural gas properties - accrued acquisitions	$1,897	$—
Supplemental cash flow information
Cash paid for interest	$3,567	$3,566

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

Pine Tree

In January 2018, we acquired multiple oil and natural gas properties located in Campbell and Converse Counties,

Wyoming. The Pine Tree acquisition (“Pine Tree”) was accounted for as a business combination. We acquired Pine Tree for cash consideration of $8.4 million, after final post-closing purchase price adjustments.

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

The following table presents revenues and expenses of the acquired oil and natural gas properties included in the accompanying consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Oil and natural gas sales	$325	$—	$809	$—
Expenses(1)	$235	$—	$516	$—

(1) Expenses include lease operating expenses (“LOE”), production taxes, accretion and depletion.

Wheatland

In June 2017, we acquired multiple oil and natural gas properties located in Oklahoma and Cleveland Counties, Oklahoma, for cash consideration of $4.0 million, after final post-closing purchase price adjustments. The Wheatland acquisition was accounted for as a business combination.

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

The following table presents revenues and expenses of the acquired oil and natural gas properties included in the accompanying consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Oil and natural gas sales	$681	$601	$2,179	$743
Expenses(1)	$485	$381	$1,608	$464

(1) Expenses include LOE, production taxes, accretion and depletion.

Divestitures

Effective at closing, the operations and cash flows of the following divested properties were eliminated from the ongoing operations of the Partnership, and the Partnership has no continuing involvement in these properties. The divestitures did not represent a strategic shift and did not have a major effect on the Partnership’s operations or financial results.

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

The following table presents revenues and expenses of the divested oil and natural gas properties that were included in the accompanying consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Oil and natural gas sales	$—	$123	$—	$438
Expenses(1)	$—	$74	$—	$377

(1) Expenses include LOE, production taxes, accretion and depletion.

Southern Oklahoma

In December 2017, we sold the properties located in Southern Oklahoma for cash proceeds, net of expenses, of $21.7 million, prior to final post-closing purchase price adjustments, and we recognized a loss of $4.6 million.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Oil and natural gas sales	$—	$2,161	$(5)	$7,124
Expenses(1)	$—	$1,757	$(17)	$5,813

(1) Expenses include LOE, production taxes, accretion and depletion.

Assets Held for Sale

Land in Southern Oklahoma met held-for-sale criteria as of September 30, 2018, and December 31, 2017. The carrying value of $0.4 million was presented in “Assets held for sale, net” in our unaudited condensed consolidated balance sheets.

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

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at September 30, 2018:

Number of Common Units
Approved and authorized awards	3,514,000
Unrestricted units granted	(1,300,538)
Restricted units granted, net of forfeitures	(399,424)
Equity-settled phantom units granted, net of forfeitures	(932,669)
Awards available for future grant	881,369

We recognized $0.3 million and $0.6 million of total equity-based compensation expense for the three and nine months ended September 30, 2018, respectively, and we recognized $0.1 million and $0.4 million of total equity-based compensation expense for the three and nine months ended September 30, 2017, respectively. These costs are reported as a component of general and administrative expenses (“G&A”) in our unaudited condensed consolidated statements of operations.

Unrestricted Unit Awards

During the nine months ended September 30, 2018, we granted 87,832 unrestricted units with an average grant date fair value of $1.79 per unit. During the nine months ended September 30, 2017, we granted 25,400 unrestricted units with an average grant date fair value of $2.65 per unit.

Restricted Unit Awards

All restricted units were vested as of September 30, 2018. A summary of our restricted unit awards for the nine months ended September 30, 2018, is presented below:

	Number of Restricted Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2017	6,362	$5.42
Units granted	—	—
Units vested	(6,362)	5.42
Units forfeited	—	—
Outstanding at September 30, 2018	—	$—

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over a period of two or three years and do not have any rights or privileges of a common unitholder, including right to distributions, until vesting and the resulting conversion into common units. During the nine months ended September 30, 2018, we granted 450,000 equity-settled phantom units with a two-year vesting period and 44,500 equity-settled phantom units with a three-year vesting period. During the nine months ended September 30, 2017, we granted 27,000 equity-settled phantom units with a two-year vesting period and 14,500 equity-settled phantom units with a three-year vesting period. As of September 30, 2018, there were $0.5 million of unrecognized compensation costs related to non-vested equity-settled phantom units. These costs are expected to be recognized over a weighted average period of twenty months.

A summary of our equity-settled phantom unit awards for the nine months ended September 30, 2018, is presented below:

	Number of Equity- Settled Phantom Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2017	117,495	$1.45
Units granted	494,500	1.74
Units vested	(257,829)	1.63
Units forfeited	(3,000)	1.31
Outstanding at September 30, 2018	351,166	$1.73

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

At September 30, 2018, and at December 31, 2017, our commodity derivative contracts were in a net liability position with a fair value of $18.0 million and $4.9 million, respectively. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. As of September 30, 2018, all of our counterparties have performed pursuant to the terms of their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation, in our unaudited condensed consolidated balance sheets at September 30, 2018, and December 31, 2017:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
September 30, 2018
Liabilities
Derivative financial instruments - current liability	(10,443)	(201)	(10,644)
Derivative deferred premium - current liability	(201)	201	—
Derivative financial instruments - long-term liability	(7,326)	—	(7,326)
Total	(17,970)	—	(17,970)
Net Liability	$(17,970)	$—	$(17,970)

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
December 31, 2017
Assets
Derivative financial instruments - current asset	$39	$(39)	$—
Total	39	(39)	—

Liabilities
Derivative financial instruments - current liability	(3,890)	(362)	(4,252)
Derivative deferred premium - current liability	(401)	401	—
Derivative financial instruments - long-term liability	(666)	—	(666)
Total	(4,957)	39	(4,918)
Net Liability	$(4,918)	$—	$(4,918)

The following table presents the impact of derivative financial instruments and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net settlements on matured derivatives(1)	$(2,483)	$323	$(5,988)	$524
Net settlements on early terminations of derivatives(1)	—	147	—	147
Net change in fair value of derivatives	(3,875)	(3,219)	(13,252)	2,245
Total (loss) gain on derivatives, net	$(6,358)	$(2,749)	$(19,240)	$2,916

 (1) The settlement amount does not include premiums paid attributable to contracts that matured or terminated early during the respective period.

At September 30, 2018, and December 31, 2017, our commodity derivative contracts had maturities at various dates through September 2020 and were comprised of commodity price swap, put and collar contracts. At September 30, 2018, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	NYMEX Index
Swaps - 2018	$54.19	$—	$—	467	WTI
Puts - 2018	$—	$45.00	$—	326	WTI
Collars - 2018	$—	$43.57	$53.13	1,141	WTI
Swaps - 2019	$56.14	$—	$—	1,779	WTI
Swaps - 2020	$54.81	$—	$—	1,199	WTI

At December 31, 2017, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	NYMEX Index
Swaps - 2018	$51.33	$—	$—	444	WTI
Puts - 2018	$—	$45.00	$—	164	WTI
Collars - 2018	$—	$44.38	$55.52	1,315	WTI
Swaps - 2019	$51.48	$—	$—	427	WTI

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 for the three and nine months ended September 30, 2018, and for the year ended December 31, 2017.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no material changes in valuation approach or related inputs for the three and nine months ended September 30, 2018, and for the year ended December 31, 2017.

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

The following sets forth, by level within the hierarchy, the value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
September 30, 2018
Derivative financial instruments - liability	$—	$17,769	$—	$17,769
Derivative deferred premiums - liability	$—	$—	$201	$201
December 31, 2017
Derivative financial instruments - asset	$—	$39	$—	$39
Derivative financial instruments - liability	$—	$4,556	$—	$4,556
Derivative deferred premiums - liability	$—	$—	$401	$401

A summary of the changes in Level 3 fair value measurements for the periods presented are as follows:

(in thousands)	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance of Level 3 at beginning of period	$(401)	$(5,449)
Derivative deferred premiums - settlements	200	5,048
Balance of Level 3 at end of period	$(201)	$(401)

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

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets. For the nine months ended September 30, 2018, we recorded non-cash impairment of

$9.7 million. We recorded non-cash impairment of $4.9 million and $22.5 million for the three and nine months ended September 30, 2017.

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

As of September 30, 2018, and December 31, 2017, our ARO were reported as “Asset retirement obligations” in our unaudited condensed consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

(in thousands)	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Asset retirement obligations - beginning of period	$10,326	$11,331
Liabilities incurred for new wells and interest	28,639	759
Liabilities settled upon plugging and abandoning wells	(114)	(57)
Liabilities removed upon sale of wells	(399)	(2,152)
Revision of estimates	(8)	(75)
Accretion expense	748	520
Asset retirement obligations - end of period	$39,192	$10,326

Note 7. Debt

We had outstanding borrowings under our revolving credit facility of $96.0 million and $99.0 million at September 30, 2018, and December 31, 2017, respectively. Our current revolving credit facility matures in November 2020.

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

Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.75% to 3.75% per annum according to the borrowing base usage. For the three months ended September 30, 2018, the average effective rate was 5.60%. Any unused portion of the borrowing base will be subject to a commitment fee of 0.50% per annum. Letters of credit are subject to a letter of credit fee that varies from 2.75% to 3.75% according to usage.

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

On January 31, 2018, Amendment 12 to the credit agreement was executed, extending the maturity of our credit facility from November 2018 until November 2020 and increasing the borrowing base of the Partnership’s revolving credit facility to $125.0 million. The lenders also waived any default or event of default that occurred as a result of the Partnership’s failure to maintain the required leverage ratios for the quarter ended September 30, 2017. The amendment also required the Partnership to have a minimum liquidity of 20% to make cash distributions to the Preferred Unitholders. As of September 30, 2018, we were in compliance with our financial covenants.

During the spring 2018 semi-annual borrowing base redetermination of our revolving credit facility completed in June 2018, the lender group reaffirmed the Partnership’s $125.0 million conforming borrowing base. There were no changes to the terms or conditions of the credit agreement.

We anticipate our fall 2018 redetermination to begin and be completed during the fourth quarter of 2018.

Note 8. Commitments and Contingencies

Leases

We lease office space in Tulsa, Oklahoma, Abilene, Texas, and Gillette, Wyoming. Total lease expenses were $0.1 million and $0.2 million for both the three and nine months ended September 30, 2018, and 2017. These expenses are included in G&A in our unaudited condensed consolidated statements of operations.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)
Remaining 2018	$129
2019	484
2020	469
2021	471
Total	$1,553

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

Note 9. Equity

Common Units

At September 30, 2018, and December 31, 2017, the Partnership’s equity consisted of 30,436,124 and 30,090,463 common units, respectively, representing a 98.8% limited partnership interest in us.

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

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of September 30, 2018, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors.

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

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit. Proceeds from this issuance were used to fund the Permian Bolt-On acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million in connection with the issuance of these Class A Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million) and the beneficial conversion feature ($6.0 million). Accretion of the beneficial conversion feature was $0.3 million and $0.9 million for the three and nine months ended September 30, 2018. Accretion of the beneficial conversion feature was $0.3 million and $0.8 million for the three and nine months ended September 30, 2017. The registration statement registering resales of common units issued or to be issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

At September 30, 2018, the Partnership had accrued $0.5 million for the third quarter 2018 distribution that will be paid in cash in November 2018. The following table summarizes cash distributions paid on our Class A Preferred Units during the nine months ended September 30, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2018	July 1, 2017 - December 31, 2017	$0.0860	$1,000
May 15, 2018	January 1, 2018 - March 31, 2018	$0.0430	$500
August 22, 2018	April 1, 2018 - June 30, 2018	$0.0430	$500

The following table summarizes cash distributions paid on our Class A Preferred Units during the nine months ended September 30, 2017:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2017	October 1, 2016 - December 31, 2016	$0.0430	$500
May 15, 2017	January 1, 2017 - March 31, 2017	$0.0430	$500
August 14, 2017	April 1, 2017 - June 30, 2017	$0.0430	$500

Class B Preferred Units

On January 31, 2018, we completed a private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Class B Preferred Units were issued at a price of $1.53 per Class B Preferred Unit. Proceeds from this issuance were used to fund the acquisition of certain oil and natural gas properties located in Campbell and Converse Counties, Wyoming, and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $14.9 million in connection with the issuance of these Class B Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class B Preferred Units ($14.2 million) and the beneficial conversion feature ($0.7 million). Accretion of the beneficial conversion feature was $0.1 million for the nine months ended September 30, 2018. The registration statement registering resales of common units issued or to be issued upon conversion of the Class B Preferred Units was declared effective by the SEC on May 25, 2018.

At September 30, 2018, the Partnership had accrued $0.3 million for the third quarter 2018 distribution that will be paid in cash in November 2018. The following table summarizes cash distributions paid on our Class B Preferred Units during the nine months ended September 30, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
May 15, 2018	February 1, 2018 - March 31, 2018	$0.0204	$200
August 22, 2018	April 1, 2018 - June 30, 2018	$0.0306	$300

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

Services Agreement

We are party to a services agreement with our affiliate, Mid-Con Energy Operating, pursuant to which Mid-Con Energy Operating provides certain services to us, including managerial, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. These expenses are included in G&A in our unaudited condensed consolidated statements of operations.

Operating Agreements

We, along with various third parties with an ownership interest in the same property, are parties to standard oil and natural gas joint operating agreements with our affiliate, Mid-Con Energy Operating. We and those third parties pay Mid-Con Energy Operating overhead associated with operating our properties and for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements. The majority of these expenses were included in LOE in our unaudited condensed consolidated statements of operations.

Oilfield Services

We are party to operating agreements, pursuant to which our affiliate, Mid-Con Energy Operating, bills us for oilfield services performed by our affiliates, ME3 Oilfield Service, LLC and ME2 Well Services, LLC. These amounts are either included in LOE in our unaudited condensed consolidated statements of operations or are capitalized as part of oil and natural gas properties in our unaudited condensed consolidated balance sheets.

The following table summarizes the affiliates’ transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Services agreement	$617	$610	$1,746	$1,903
Operating agreements	2,145	1,678	4,936	4,694
Oilfield services	928	809	2,956	2,476
	$3,690	$3,097	$9,638	$9,073

At September 30, 2018, we had a net payable to our affiliate, Mid-Con Energy Operating, of $4.5 million, comprised of a joint interest billing payable of $4.3 million and a payable for operating services of $0.2 million. At December 31, 2017, we had a net payable to our affiliate, Mid-Con Energy Operating, of $1.6 million, comprised of a joint interest billing payable of $1.4 million and a payable for operating services of $0.2 million. These amounts were included in accounts payable-related parties in our unaudited condensed consolidated balance sheets.

Note 11. New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which supersedes current lease guidance. The new lease standard requires all leases with a term greater than one year to be recognized on the balance sheet while maintaining substantially similar classifications for finance and operating leases. Lease expense recognition on the income statement will be effectively unchanged. This guidance is effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. We are currently in the process of identifying all contracts that are leases or contain leases. We plan to adopt this standard on January 1, 2019, and believe the primary impact of adoption will be the recognition of assets and liabilities on our balance sheet for current operating leases.

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

We have utilized the practical expedient in ASC 606-10-50-14(a), which states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations for specific situations in which the Partnership does not need to estimate variable consideration to recognize revenue. For our crude oil sales and natural gas sales contracts, the variable consideration related to variable production is not estimated because the uncertainty related to the consideration is resolved as the barrel of oil (“Bbl”) and Mcf of natural gas are transferred to the customer each day.

Contract Balances

Our product sales contracts do not give rise to contract assets or liabilities under ASC 606.

Note 13. Subsequent Events

Distributions

On October 24, 2018, the Partnership announced that the Board declared Preferred Unit distributions for the third quarter of 2018, according to terms outlined in the Partnership Agreement. Distributions will be paid on November 14, 2018, to holders of record as of the close of business on November 7, 2018. The Class A Preferred Unit cash distributions will be $0.043 per Class A Preferred Unit, or $0.5 million in aggregate. Additionally, the Class B Preferred Unit cash distributions will be $0.0306 per Class B Preferred Unit, or $0.3 million in aggregate.

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

Executive Summary

Highlights and Recent Developments

During the three months ended September 30, 2018, we generated solid results by continuing to decrease total leverage, growing production and operating cash flow and building our inventory of future projects through acquisitions of optimization and growth assets. The quarter included the following achievements:

•

During the third quarter, we closed on acquisitions in Oklahoma and Wyoming for a total purchase price of $14.7 million, subject to customary post-closing adjustments. These acquisitions included optimization opportunities in Oklahoma and Wyoming, as well as a high growth asset in Wyoming.

•

These acquisitions, combined with approximately $2.3 million in capital expenditure spending, resulted in net production averaging 3,609 Boe/d during the third quarter 2018. This was an increase of 23.0% from second quarter 2018.

•	Net loss and operating cash flows continued to improve primarily due to an increase in realized oil pricing, and an increase in total production from our acquisitions and capital expenditures.
•	Total outstanding debt at November 5, 2018, increased by $8.0 million since the second quarter 2018 due to our recent acquisitions and capital expenditures.
•

Total liquidity at November 5, 2018, was $29.5 million, consisting of $0.5 million in available cash and $29.0 million in available borrowings ($125.0 million borrowing base less $95.0 million outstanding borrowings and $1.0 million outstanding standby letter of credit).

•

Total leverage, as calculated per our credit agreement, continues to decrease, and was below 3.0X for the period ending September 30, 2018, as growing cash flows more than offset the increase in outstanding debt during the quarter.

•	On August 22, 2018, we paid cash distributions on Class A Preferred Units of $0.5 million and on Class B Preferred Units of $0.3 million for the second quarter of 2018.

Operating Performance

•

The Partnership continued to see positive results from the properties acquired in the Wyoming Powder River Basin during the first quarter of 2018. At our House Creek Sussex Unit, we have continued to return wells to active status with a positive impact on unit production. The Partnership has returned 45 wells to active status since acquisition. At Pine Tree, the working interest owners have given approval to commence secondary operations, and the Partnership received regulatory approval to convert six wells to injection, and first injection is planned to occur in the remainder of 2018. Four wells were also returned to production at Pine Tree in the third quarter.

•	In the third quarter, the Partnership drilled three producing wells, performed two recompletions, six capital workovers and re-entered one plugged well to re-establish production.
•	Development of waterfloods in our Oklahoma and Texas properties continue to show positive response and further development is planned for the remainder of 2018.
•

The Partnership is currently evaluating recent acquisitions in Oklahoma and Wyoming for operational efficiencies, well reactivations and stimulations and opportunities for reductions in lease operating expenses.

Business Environment

The markets for oil, natural gas and NGLs have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Our average sales price per Bbl, excluding commodity derivative contracts, was $61.70 and $46.28 for the nine months ended September 30, 2018, and 2017, respectively.

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

Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, such as industry analysts, investors, lenders, rating agencies and others, to assess the cash flow generated by our assets, without regard to financing methods, capital structure or historical cost basis and our ability to incur and service debt and fund capital expenditures. In addition, management uses Adjusted EBITDA to evaluate actual potential cash flow available to reduce debt, develop existing reserves or acquire additional properties and pay distributions to our unitholders. Adjusted EBITDA is a non-GAAP measure and should not be considered an alternative to net income (loss), net cash provided by operating activities or any other performance or liquidity measure determined in accordance with GAAP. Our calculations of Adjusted EBITDA are not necessarily comparable to EBITDA or Adjusted EBITDA as calculated by other companies.

Results of Operations

The tables presented in this section summarize certain of the results of operations and period-to-period comparisons for the three and nine months ended September 30, 2018, and 2017. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Production and Unit Costs per Boe. The table below provides production volume data and average unit costs per Boe:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	Change		2018	2017	Change
Production Volumes
Oil (MBbls)	309	304	5	2%	798	915	(117)	(13%)
Natural gas (MMcf)	139	105	34	32%	317	339	(22)	(6%)
Total (MBoe)	332	322	10	3%	851	972	(121)	(12%)

Average daily net production (Boe/d)	3,609	3,500	109	3%	3,117	3,560	(443)	(12%)

Average sales price
Oil (per Bbl)
Sales price	$60.73	$45.17	$15.56	34%	$61.70	$46.28	$15.42	33%
Effect of net settlements on matured derivative instruments	$(8.69)	$(3.33)	$(5.36)	161%	$(7.75)	$(3.74)	$(4.01)	107%
Realized oil price after derivatives	$52.04	$41.84	$10.20	24%	$53.95	$42.54	$11.41	27%
Natural gas (per Mcf)	$2.73	$2.22	$0.51	23%	$2.56	$2.71	$(0.15)	(6%)

Average unit costs per Boe
Lease operating expenses	$20.04	$19.01	$1.03	5%	$19.63	$17.18	$2.45	14%
Oil and natural gas production taxes	$3.48	$2.66	$0.82	31%	$3.52	$2.43	$1.09	45%
Depreciation, depletion and amortization	$14.49	$13.51	$0.98	7%	$13.69	$14.25	$(0.56)	(4%)
General and administrative expenses	$4.50	$3.69	$0.81	22%	$5.58	$4.61	$0.97	21%

Oil and natural gas sales. The following table provides oil and natural gas sales data for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2018	2017	$	%	2018	2017	$	%
Oil sales	$18,765	$13,731	$5,034	37%	$49,240	$42,343	$6,897	16%
Natural gas sales	380	233	147	63%	812	917	(105)	(11%)
Total oil and natural gas sales	$19,145	$13,964	$5,181	37%	$50,052	$43,260	$6,792	16%

The following table details the change in revenues due to price and volume variances:

	Three Months Ended September 30, 2018 and 2017			Nine Months Ended September 30, 2018 and 2017
(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$15.56	309	$4,808	$15.42	798	$12,309
Natural gas (Mcf)	$0.51	139	71	(0.15)	317	(46)
Total revenues due to change in price			$4,879			$12,263

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of changes in production volumes
Oil (Bbls)	5	$45.17	$226	(117)	$46.28	$(5,413)
Natural gas (Mcf)	34	$2.22	76	(22)	2.71	(58)
Total revenues due to change in production volumes			302			(5,471)
Total change in revenues			$5,181			$6,792

The change in oil and natural gas sales for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, was primarily due to:

•	increased oil sales prices; and
•	incremental production from the Oklahoma and Wyoming acquisition properties; offset by the
•	divestiture of our Southern Oklahoma properties.

(Loss) gain on derivatives, net. The table below summarizes the non-cash and cash components of our commodity derivative contracts as well as the change for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2018	2017	$	%	2018	2017	$	%
Cash settlements on matured derivatives(1)	$(2,483)	$323	$(2,806)	(869%)	$(5,988)	$524	$(6,512)	(1243%)
Net cash settlements on early terminations of derivatives(1)	—	147	(147)	(100%)	—	147	(147)	(100%)
Non-cash change in fair value of derivatives	(3,875)	(3,219)	(656)	20%	(13,252)	2,245	(15,497)	(690%)
Total (loss) gain on derivatives, net	$(6,358)	$(2,749)	$(3,609)	131%	$(19,240)	$2,916	$(22,156)	(760%)

(1) The settlement amount does not include premiums paid attributable to contracts that matured or terminated early during the respective period.

Production expenses. The following table summarizes the change in oil and natural gas production expense for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2018	2017	$	%	2018	2017	$	%
Lease operating expenses	$6,654	$6,122	$532	9%	$16,706	$16,695	$11	0%
Oil and natural gas production taxes	1,157	857	300	35%	2,992	2,366	626	26%
Total oil and natural gas production expenses	$7,811	$6,979	$832	12%	$19,698	$19,061	$637	3%
Effective production tax rate	6.1%	6.1%	0.0%	0%	6.0%	5.5%	0.5%	9%

The change in production expenses for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, was primarily due to:

•	incremental costs associated with properties acquired in Oklahoma and Wyoming;
•	increased workovers at properties acquired in Oklahoma and Wyoming and on certain Texas properties;
•	decreased spending on Texas properties;
•	increased production taxes due to higher sales prices;
•	divestiture of our Southern Oklahoma properties; and
•	discontinuation of the EOR tax credit at one of our Oklahoma units effective July 1, 2017.

The following table summarizes production expenses per Boe data for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(per Boe)	2018	2017	$	%	2018	2017	$	%
Lease operating expenses	$20.04	$19.01	$1.03	5%	$19.63	$17.18	$2.45	14%
Oil and natural gas production taxes	3.48	2.66	0.82	31%	3.52	2.43	1.09	45%
Total oil and natural gas production expenses per Boe	$23.52	$21.67	$1.85	9%	$23.15	$19.61	$3.54	18%

The change in production expenses per Boe for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to the changes noted above. The change in production expenses per Boe for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to a decrease in production volumes.

Depreciation, Depletion, Amortization and Impairment Expenses. The following table provides our non-cash depreciation, depletion and amortization (“DD&A”) and impairment expense for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2018	2017	$	%	2018	2017	$	%
Depreciation, depletion and amortization	$4,812	$4,350	$462	11%	$11,646	$13,850	$(2,204)	(16%)
Impairment	—	4,850	(4,850)	(100%)	9,710	22,522	(12,812)	(57%)
Total DD&A and impairment	$4,812	$9,200	$(4,388)	(48%)	$21,356	$36,372	$(15,016)	(41%)

The change in DD&A for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to the net impact of the Oklahoma and Wyoming acquisitions and the Southern Oklahoma divestiture.

The change in DD&A for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to:

•	decreased depletion rates due to increased reserves;
•	reduced asset carrying values due to impairment;
•	decreased production volumes; and
•	the net impact of the Oklahoma and Wyoming acquisitions and the Southern Oklahoma divestiture.

The decrease in impairment for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017,was primarily due to higher strip pricing and lower net book values on previously impaired properties.

General and Administrative Expenses. The following table provides components of our G&A for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except for per Boe)	2018	2017	$	%	2018	2017	$	%
General and administrative expenses	$1,191	$1,115	$76	7%	$4,076	$4,076	$—	0%
Non-cash compensation	303	73	230	315%	670	409	261	64%
Total general and administrative expenses	$1,494	$1,188	$306	26%	$4,746	$4,485	$261	6%
General and administrative expenses (per Boe)	$4.50	$3.69	0.81	22%	$5.58	$4.61	0.97	21%

The change in both G&A and G&A per Boe for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, was primarily due to increased non-cash compensation.

Interest Expense. Interest expense is impacted by our borrowings outstanding, interest rates, commitment fees and related debt placement fees which are amortized over the life of the credit agreement. The following table sets forth interest expense for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2018	2017	$	%	2018	2017	$	%
Interest expense	$1,620	$1,626	$(6)	(0%)	$4,369	$4,615	$(246)	(5%)
Average effective interest rate	5.60%	4.02%	1.58%	39%	5.26%	3.80%	1.46%	38%

The change in interest expense for the three and nine months ended September 30, 2018, compared to the three and nine months ended September 30, 2017, was primarily due to:

•	lower outstanding borrowings; offset by a
•	higher effective interest rate caused by an increase in the underlying market rate and an increase in margins per Amendment 12 to our revolving credit facility.

Liquidity and Capital Resources

Our ability to finance our operations, fund our capital expenditures and acquisitions, meet or refinance our debt obligations and meet our collateral requirements will depend on our future cash flows, our ability to borrow and our ability to raise equity or debt capital. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, oil and natural gas prices (including regional price differentials), operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. Historically, our primary use of cash has been for debt reduction, capital spending, including acquisitions and distributions.

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

Our liquidity position at November 5, 2018, consisted of approximately $0.5 million of available cash and $29.0 million of available borrowings ($125.0 million borrowing base less $95.0 million outstanding borrowings and $1.0 million outstanding standby letter of credit). Our borrowing base is redetermined in the spring and fall of each year.

Revolving Credit Facility

During the spring 2018 semi-annual redetermination of the revolving credit facility completed in June 2018, the lender group reaffirmed the existing conforming borrowing base of $125.0 million.  There were no changes to the terms or conditions of the credit agreement. At November 5, 2018, the outstanding borrowings of our revolving credit facility were $95.0 million.

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

We currently expect capital spending for the remainder of 2018 for the development, growth and maintenance of our oil and natural gas properties to be $2.6 million. We will adjust our capital program in response to business conditions and operating results along with our evaluation of additional development opportunities that are identified throughout the year.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent to do so, or as required by our lenders. At September 30, 2018, we had commodity derivative contracts covering approximately 63%, 58% and 52%, respectively, of our estimated 2018, 2019 and 2020 average daily production (estimate calculated based on the mid-point of our full year 2018 Boe production guidance as released on November 5, 2018, and multiplied by a 93% oil weighting based on third quarter 2018 reported production volumes). See Note 4 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Preferred Units

As of September 30, 2018, we have issued $25.0 million of Class A Preferred Units and $15.0 million of Class B Preferred Units through private placements in August 2016 and January 2018, respectively. Both classes of Preferred Units receive a cumulative, quarterly cash distribution on Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%. Such distributions will be paid for each such quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreements. See Note 9 to the unaudited condensed consolidated financial statements for additional information regarding Preferred Units.

Sources and Uses of Cash

The following table summarizes the net increase (decrease) in cash for the nine months ended September 30, 2018, and 2017:

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change	% Change
Net cash provided by operating activities	$16,133	$13,903	$2,230	16%
Net cash used in investing activities	(26,535)	(12,082)	(14,453)	120%
Net cash provided by (used in) financing activities	8,696	(1,592)	10,288	646%
Net (decrease) increase in cash and cash equivalents	$(1,706)	$229	$(1,935)	(845%)

Operating Activities. The change in operating cash flows for the periods compared was primarily attributable to:

•	increased oil sales of $6.9 million due to pricing; and
•	lower debt issuance costs of $0.5 million; offset by
•	higher production taxes of $0.6 million;
•	increased net settlements paid on derivatives of $1.9 million; and
•	decreased working capital of $1.7 million.

Investing Activities. The change in net cash used in investing activities was primarily attributable to:

•	an increase in acquisitions of oil and natural gas properties of $16.9 million; and
•	a decrease in drilling and completion activities of $1.2 million; less
•	net proceeds of $1.2 million from the sales of oil and natural gas properties.

Financing Activities. The change in net cash provided by financing activities was primarily attributable to:

•	net proceeds of $14.9 million from the issuance of Class B Preferred Units;
•	an increase of net payments on the revolving credit facility of $3.0 million;
•	an increase in distributions of $1.0 million to Preferred Unitholders; and
•	payments of $0.7 million for debt issuance costs.

Off–Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MID-CON ENERGY PARTNERS, LP

	By:	Mid-Con Energy GP, LLC, its general partner

November 5, 2018	By:	/s/ Jeffrey R. Olmstead
Jeffrey R. Olmstead
Chief Executive Officer

November 5, 2018	By:	/s/ Philip R. Houchin
Philip R. Houchin
Chief Financial Officer