Form 10-K
period 2018-12-31
Mid-Con Energy Partners, LP
filed 2019-03-13
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III or any amendment to the Form 10–K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b–2 of the Exchange Act.

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

The aggregate market value of the common units held by non-affiliates of the registrant was $40.4 million on June 30, 2018, based on $1.65 per unit, the last reported sales price of the units on The NASDAQ Global Select Market on such date.

Documents incorporated by Reference: None.

As of February 28, 2019, the registrant had 30,658,958 common units outstanding.

i

GLOSSARY

The following is a list of certain acronyms and terms generally used in the industry and throughout this document. The definitions of proved developed reserves, proved reserves and proved undeveloped reserves have been excerpted from the applicable definitions contained in Rule 4-10(a) of Regulation S-X.

ARO	Asset retirement obligations.
Basin	A large depression on the earth's surface in which sediments accumulate.
Bbl	One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.
Bbl/d	One Bbl per day.
Behind pipe	Reserves associated with recompletion projects which have not been previously produced.
Board	The Board of Directors of our general partner.
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

Extension well	A well drilled to extend the limits of a known reservoir.
FASB	Financial Accounting Standards Board.
Field	An area comprised of multiple leases in close proximity to one another that typically produce from the same reservoirs and may or may not be produced under waterflood.
GAAP	Generally Accepted Accounting Principles in the United States of America.
G&A	General and administrative expenses.
GHG	Greenhouse gas.
Gross wells	The number of wells in which a working interest is owned.
Injection well	A well employed for the introduction of water, gas or other fluid under pressure into an underground stratum.
LIBOR	London Interbank Offered Rate.
LOE	Lease operating expenses.
MBbls	One thousand Bbls.
MBoe	One thousand Boe.
MBtu	One thousand Btu.
Mboe/d	One thousand Boe per day.

Mcf	One thousand cubic feet.
Mcf/d	One thousand cubic feet per day.
MMBoe	One million Boe.
MMBtu	One million Btu.
MMcf	One million cubic feet.
NASDAQ	National Association of Securities Dealers Automated Quotation System Global Select Market.
NGLs	Natural gas liquids.
Net production	Production that is owned by us, less royalties and production due others.
Net revenue interest	A working interest owner’s gross working interest in production, less any royalty, overriding royalty, production payment and net profits interests.
Net well	The total of fractional working interests owned in a gross well.
NYMEX	New York Mercantile Exchange.
Oil	Oil and condensate.
Partnership Agreement	First Amended and Restated Agreement of Limited Partnership of Mid-Con Energy Partners, LP, dated as of January 31, 2018, as amended.
Preferred Units	Class A Preferred Units and Class B Preferred Units.
Preferred Unitholders	The holders of Preferred Units.
Productive well	A well that is producing or that is mechanically capable of production.
Proved developed reserves	Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.
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

Proved undeveloped reserves ("PUDs")

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

Undeveloped acreage	Acreage owned or leased on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas.
Unit	A contiguous geographic area that was established and approved by state oil and natural gas commissions for secondary recovery.
Unitization	The process of obtaining approval from working interest owners, mineral owners and regulatory agencies to conduct secondary (e.g., waterflooding) or tertiary operations.
WCS	Western Canadian Select, a benchmark in oil pricing.
Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well. Also called well or borehole.
Working interest	The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.
Workover	Operations on a producing well to restore or increase production.
WTI	West Texas Intermediate, also called Texas light sweet, is a type of crude oil used as a benchmark in oil pricing. It is the underlying commodity of NYMEX’s oil future contracts.

NAMES OF ENTITIES

As used in this Form 10-K, unless we indicate otherwise:

CG&A	Cawley, Gillespie & Associates, Inc., independent third-party petroleum consultants.
Our general partner	refers to Mid-Con Energy GP, LLC.
Mid-Con Affiliate	refers to Mid-Con Energy III, LLC, and its subsidiaries, which is an affiliate of our general partner.
ME3 Oilfield Service	refers to ME3 Oilfield Service, LLC, which is a wholly owned subsidiary of our Mid-Con Affiliate.
ME2 Well Services	refers to ME2 Well Services, LLC, which is an affiliate of our Mid-Con Affiliate and Mid-Con Energy Operating.
Mid-Con Energy Partners	the “Partnership,” “we,” “our,” “us,” “Company” or like terms when used refer to Mid-Con Energy Partners, LP, a Delaware limited partnership, and its subsidiaries.
Mid-Con Energy Operating	refers to Mid-Con Energy Operating, LLC, an affiliate of our general partner.
Mid-Con Energy Properties	refers to Mid-Con Energy Properties, LLC, our wholly owned subsidiary.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward–looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	volatility of commodity prices;
•	revisions to oil and natural gas reserves estimates as a result of changes in commodity prices;
•	effectiveness of risk management activities;
•	business strategies;
•	future financial and operating results;
•	our ability to pay distributions;
•	ability to replace the reserves we produce through acquisitions and the development of our properties;
•	future capital requirements and availability of financing;
•	technology and cybersecurity;
•	realized oil and natural gas prices;
•	production volumes;
•	lease operating expenses;
•	general and administrative expenses;
•	cash flow and liquidity;
•	availability of production equipment;
•	availability of oil field labor;
•	capital expenditures;
•	availability and terms of capital;
•	marketing of oil and natural gas;
•	general economic conditions;
•	competition in the oil and natural gas industry;
•	environmental liabilities;
•	counterparty credit risk;
•	governmental regulation and taxation;
•	developments in oil producing and natural gas producing countries; and
•	plans, objectives, expectations and intentions.

All of these types of statements, other than statements of historical fact included in this Form 10-K, are forward-looking statements. These forward-looking statements may be found in Item 1. “Business,” Item 1A. “Risk Factors,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items in this Form 10-K. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” “goal,” “forecast,” “guidance,” “might,” “scheduled” and the negative of such terms or other comparable terminology.

The forward-looking statements contained in this Form 10-K are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Form 10-K are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or that the forward-looking events will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in the “Risk Factors” section and elsewhere in this Form 10-K. All forward-looking statements speak only as of the date made, and other than as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Overview

We operate as one business segment engaged in the ownership, acquisition and development of producing oil and natural gas properties. As of December 31, 2018, our properties were located in Oklahoma, Texas and Wyoming core areas. Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.

Our management team has significant industry experience, especially with waterflood projects and, as a result, our operations focus primarily on enhancing the development of producing oil properties through waterflooding. Waterflooding, a form of secondary oil recovery, works by displacing or “sweeping” oil to producing wellbores. As of December 31, 2018, 60% of our net proved reserves were being produced under waterflood, on a Boe basis. Through the continued development of our existing properties and through future acquisitions, we seek to increase our reserves and production in order to make and, over time, increase distributions to our unitholders. In order to enhance the stability of our cash flow for the benefit of our unitholders, we generally hedge a portion of our production volumes through various commodity derivative contracts.

Our oil and natural gas production and reserve data as of December 31, 2018, were as follows:

•	we had total estimated proved reserves of 24.8 MMBoe, of which 96% were oil and 75% were proved developed;
•	we owned a working interest in 2,182 wells, 98% operated through our affiliate, Mid-Con Energy Operating;
•	average production for the month ended December 31, 2018, was 6,238 gross (3,635 net) Boe/d; and
•	our total estimated proved reserves had an average reserve-to-production ratio of 19 years.

Our Business Strategy and Competitive Strengths

Our primary business objective is to create long-term stakeholder value through management of current cash flow and long-term reserves. Our goal is to increase the value of our properties through a combination of waterflood development and efficiently operating long-lived, low-decline, mature properties. The key elements of our strategy are:

•	concentrate on competitive strengths;
•	pursue acquisitions with the potential to create value through our core strengths;
•	maintain and increase long-lived, low-decline reserve base;
•	maintain a high degree of operational control and high working interest; and
•	optimize cash flow.

These elements are primarily focused on conventional, primarily oil assets in Oklahoma, Texas and Wyoming.

Concentrate on competitive strengths. We focus our attention on assets that have value creation potential through waterflood development and on conventional, primarily oil assets that have complex histories where we can create value through operational enhancements. We have a successful history of economically adding significant production and reserves through waterflooding in Oklahoma and Texas. In 2018, we began acquiring assets in Wyoming where we believe we can continue this track record of adding economic reserves and production through waterflooding. We have also been successful at increasing margins, and consequently value, in conventional, long-lived, low-decline, predominantly oil fields in Oklahoma, Texas and Wyoming.

Pursue acquisitions with the potential to create value through our core strengths. We continue to evaluate fields that we believe have potential for waterflood development or margin enhancements through operational efficiency. These can usually be acquired at relatively low entry costs as the existing margins are relatively low.

Maintain and increase long-lived, low-decline reserve base. Maintaining and increasing a long-lived, low-decline reserve base provides us a more stable platform. This type of asset base requires less reinvestment capital to maintain current production and reserves, leaving more free cash flow to be deployed in growth projects and/or acquisitions.

Maintain a high degree of operational control and high working interest. We are able to have a high degree of operational control by operating a high percentage of our properties through our affiliate, Mid-Con Energy Operating. Our operational control along with maintaining a high working interest in our assets allows us to control our operating costs and the timing of our capital expenditures.

Optimize cash flow. We are focused on maximizing the value and cash flow generated from our operations by increasing reserves and production while controlling costs. Our approach to managing our properties provides us the ability to react quickly to changing commodity price environments. As commodity prices fall, we are able to shut in our lowest margin wells to lessen the impact on cash flow. Since the vast majority of our production is unitized, we are able to shut-in marginal wells without forfeiting leasehold. As oil prices rise, we are able to return wells to operation, increasing the impact on cash flow. Our cash flow optimization allows us to optimize the timing and allocation of capital among our investment opportunities to maximize the rates of return on our properties. We exercise financial discipline by attempting to balance our development capital expenditures with our cash flows from our operations.

Our Areas of Operations

As of December 31, 2018, our properties were primarily located in the Mid-Continent, Permian, Big Horn and Powder River Basin regions of the United States in the Oklahoma, Texas and Wyoming core areas. These core areas are generally composed of multiple fields and waterflood units that are in close proximity to one another, produce from geologically similar reservoirs and utilize similar recovery methods. Focusing on these core areas allows us to apply our cumulative technical and operational knowledge to ongoing property development and to better predict future rates of recovery.

Oklahoma

The majority of our Oklahoma properties are being produced under waterflood and are operated by Mid-Con Energy Operating. At December 31, 2018, our average working interest in these properties was 89%. During 2018, we drilled 4 gross producing wells and converted 4 gross wells to injection.

Texas

At December 31, 2018, we had an average working interest of 95% in our Texas properties. During 2018, we drilled 5 gross producing wells, 1 gross injection well and converted 4 gross wells to injection wells.

Wyoming

At December 31, 2018, we had an average working interest of 80% in our Wyoming properties.

The following table shows our estimated net proved reserves by core area, based on a reserve report prepared by our internal reserve engineers and audited by CG&A, our independent petroleum engineers, as of December 31, 2018:

	Estimated Net Proved Reserves as of December 31, 2018
		% of Total		% Proved	Standardized Measure
Core Area	MBoe	Proved Reserves	% Oil	Developed Reserves	Amount (1) ($ in millions)	% of Total
Oklahoma	13,198	53%	95%	88%	$163	47%
Texas	4,215	17%	95%	88%	$84	24%
Wyoming	7,429	30%	98%	45%	$101	29%
Total	24,842	100%	96%	75%	$348	100%
(1)

Our estimated net proved reserves and standardized measure were computed by applying average 12-month index prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable 12-month period, held constant throughout the life of the properties). These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The average 12-month index prices were $65.56 per Bbl for oil and $3.10 per MMBtu for natural gas for the 12 months ended December 31, 2018.

Drilling Activities

The following table sets forth information with respect to drilling activities during the periods indicated. The information should not be considered indicative of future performance nor should a correlation be assumed between the numbers of productive wells drilled, quantities of reserves found or economic value. We did not drill any exploratory wells in 2018 or 2017.

	Year Ended December 31,
	2018		2017
	Gross	Net	Gross	Net
Developmental wells:
Productive	9	9	14	13
Injection	1	1	3	3
Water Supply	—	—	1	1
Dry	—	—	1	1
Total	10	10	19	18

Oil and Natural Gas Production, Production Prices and Production Costs

The following table sets forth summary information regarding our historical production and operating data for the years ended December 31, 2018 and 2017. Due to normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

Production and Unit Costs per Boe

The following table provides net production volume data and average unit costs per Boe:

	Year Ended December 31,
	2018	2017
Production Volumes
Oil (MBbls)	1,112	1,209
Natural gas (MMcf)	457	431
Total (MBoe)	1,188	1,281

Average daily net production (Boe/d)	3,255	3,510

Average sales price
Oil (per Bbl)
Sales price	$58.64	$47.72
Effect of net settlements on matured derivative instruments(1)	$(6.59)	$(3.64)
Realized oil price after derivatives	$52.05	$44.08
Natural gas (per Mcf)	$2.47	$2.88

Average unit costs per Boe
Lease operating expenses	$18.97	$16.24
Production and ad valorem taxes	$4.62	$3.22
Depreciation, depletion and amortization	$14.10	$13.83
General and administrative expenses	$5.31	$4.46

(1) For the year ended December 31, 2017, effect of net settlements on matured derivative instruments does not include the $0.6 million received and the $1.1 million of deferred premiums paid upon early termination of previous oil derivative contracts in September and October 2017.

Production

The following table sets forth our production by core area for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Oil	Natural Gas	Oil	Natural Gas
Core Area	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Oklahoma	507	178	686	159
Cleveland Field(1)	210	2	240	—
Creek County (Oilton)(1)	128	115	132	128
Texas	448	167	523	272
Wyoming	157	112	—	—
Total	1,112	457	1,209	431

(1) Oklahoma includes production for the Cleveland and Creek County Fields, which are the only fields that represented 15% or more of our total estimated proved reserves at December 31, 2018 and 2017.

Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2018. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own a working interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Productive Wells
	Oklahoma	Texas	Wyoming	Total
Gross
Oil	686	183	412	1,281
Natural Gas	13	—	—	13
Total Gross Wells	699	183	412	1,294
Net
Oil	610	173	321	1,104
Natural Gas	8	—	—	8
Total Net Wells	618	173	321	1,112

Operations

General

We operate 98% of our properties, as calculated on a Boe basis as of December 31, 2018, through our affiliate, Mid-Con Energy Operating. For all of the wells we operate, we design and manage the development, recompletion or workover procedures and supervise operational and maintenance activities. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on the properties we operate.

We engage numerous independent contractors and affiliates to provide all of the equipment and personnel associated with our drilling and maintenance activities, including well servicing, trucking, water hauling, bulldozing, and various downhole services (e.g., logging, cementing, perforating and acidizing). These services are short-term in duration (often being completed in less than a day) and are typically governed by a one-page service order that states only the parties’ names, a brief description of the services and the price.

We also engage several independent contractors to provide hydraulic fracturing services. These services are usually completed in four to six hours utilizing lower pressures and volumes of fluid than are typically employed in multi-stage hydraulic fracturing jobs performed in connection with unconventional oil and natural gas shale plays. These services are not normally governed by long-term services contracts, but instead are generally performed under one-time service orders, which state the parties’ name, a description of the services and the price. These service orders sometimes contain additional terms, for example, taxes, payment due dates, warranties and limitations of the contractor’s liability to damages arising from the contractor’s gross negligence or willful misconduct.

Engineering, Geological and Other Technical Services

Mid-Con Energy Operating employs production and reservoir engineers, geologists and land specialists, as well as field production supervisors. Through the services agreement, we have the direct operational support of a staff of approximately 20 petroleum professionals with significant technical expertise. We believe that this technical expertise, which includes extensive experience utilizing secondary recovery methods, particularly waterfloods, differentiates us from, and provides us with a competitive advantage over, many of our competitors. Please see Item 13. “Certain Relationships and Related Transactions, and Director Independence - Agreements and Transactions with Related Parties” for more information.

Administrative Services

Mid-Con Energy Operating provides us with management, administrative and operational services under the services agreement. We reimburse Mid-Con Energy Operating, on a cost basis, for the allocable expenses it incurs in performing these services. Mid-Con Energy Operating has substantial discretion to determine in good faith which expenses to incur on our behalf and what portion to allocate to us. For a detailed description of the administrative services provided by Mid-Con Energy Operating pursuant to the services agreement, please see Item 13. “Certain Relationships and Related Transactions, and Director Independence - Agreements and Transactions with Related Parties.”

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all hydrocarbons produced from any well drilled on the lease premises. As of December 31, 2018, the lessor royalties and other leasehold burdens on our properties ranged from less than 11.9% to 32.2%, resulting in a net revenue interest to us ranging from 67.8% to 88.1% on a 100% working interest basis, and our average net revenue interest is 71.6%. For the majority of our properties, leases are held by production and do not require lease rental payments.

Principal Customers

For the year ended December 31, 2018, sales of oil and natural gas to three purchasers accounted for 83% of our sales. The loss of any of our customers could temporarily delay production and sales of our oil and natural gas. If we were to lose any of our significant customers, we believe we could identify substitute customers to purchase the impacted production volumes. However, if any of our customers dramatically decreased or ceased purchasing oil from us, we may experience difficulty receiving comparable rates for our production volumes.

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing contracts.

Hedging Activities

We continue to enter into commodity derivative contracts with unaffiliated third parties that are also members of our banking group to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. At December 31, 2018, our commodity derivative contracts had maturities through September 2020 and were comprised of commodity price and differential swaps. For a more detailed discussion of our hedging activities, see Note 5 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

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

These laws and regulations may also restrict the rate of production below the rate that would otherwise be possible. The regulatory burden on the oil and natural gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, the U.S. Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly waste handling, storage, transport, drilling, disposal and remediation requirements for the oil and natural gas industry could have a significant impact on our operating costs.

Prior to the current U.S. Presidential administration, the clear trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus any changes in environmental laws and regulations or re-interpretation of enforcement policies that result in more stringent and costly waste handling, storage, transport, drilling, disposal or remediation requirements could have a material adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot provide assurances that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, we can provide no assurance that we will not incur substantial costs in the future related to revised or additional environmental regulations that could have a material adverse effect on our business, financial condition and results of operations.

The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our business operations are subject and for which compliance may have a material adverse impact on our capital expenditures, results of operations or financial position.

Hazardous Substances and Waste

The federal Resource Conservation and Recovery Act, as amended (“RCRA”), and comparable state statutes and their respective implementing regulations, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, most states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Federal and state regulatory agencies can seek to impose administrative, civil and criminal penalties for alleged non-compliance with RCRA and analogous state requirements. Drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil, if properly handled, are exempt from regulation as hazardous waste under Subtitle C of RCRA. These wastes, instead, are regulated under RCRA’s less stringent solid waste provisions, state laws or other federal laws. However, it is possible that certain oil exploration, development and production wastes now classified as non-hazardous could be classified as hazardous wastes in the future. Any such change could result in an increase in our costs to manage and dispose of wastes, which could have a material adverse effect on our results of operations and financial position.

The Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability, without regard to fault or legality of conduct, on classes of persons considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and past owner or operator of the site where the release occurred, and anyone who disposed or arranged for the disposal of a hazardous substance released at the site. Under CERCLA, such persons may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to public health or the environment and to seek to recover from responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances or other pollutants released into the environment. Despite the so-called petroleum exclusion, we generate materials in the course of our operations that may be regulated as hazardous substances.

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

The Oil Pollution Act of 1990, as amended (“OPA”), amends the Clean Water Act and establishes strict liability for owners and operators of facilities that are the site of a release of oil into U.S. waters. The OPA and its associated regulations impose a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills. A “responsible party” under the OPA includes owners and operators of certain onshore facilities from which a release may affect waters of the United States.

The Safe Drinking Water Act, as amended (“SDWA”) and analogous state laws impose requirements relating to our underground injection activities. Under these laws, the EPA and state environmental agencies have adopted regulations related to permitting, testing, monitoring, record-keeping and reporting of injection well activities, as well as prohibitions against the migration of injected fluids into underground sources of drinking water. We currently own a number of injection wells, used primarily for reinjection of produced waters that are subject to SDWA requirements.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of oil and/or natural gas from dense subsurface rock formations. We employ conventional hydraulic fracturing techniques to increase the productivity of certain of our properties. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into rock formations to fracture the surrounding rock and stimulate production. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. However, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the SDWA and has published guidance related to this regulatory authority. In addition, from time to time, Congress has considered federal regulation of hydraulic fracturing including disclosure of the chemicals used in the hydraulic fracturing process. Several states in which we operate have adopted rules requiring the disclosure of certain information related to hydraulic fluids associated with wells that are hydraulically fractured. Additionally, some states and local governments have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example, the State of Oklahoma has issued directives to shut-in or reduce the volume sent to disposal wells in the areas that have experienced recent earthquake activity. Other authorities are considering restrictions on the disposal of hydraulic fluids by deep well injection. We follow applicable industry standard practices and legal requirements for groundwater protection in our hydraulic fracturing activities. In the event that new or more stringent federal, state or local legal restrictions are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development, or production activities.

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

Climate Change

In December 2009, the EPA published its findings that emissions of carbon dioxide, or CO2, methane, and other greenhouse gases (“GHG”), present a danger to public health and the environment. Based on these findings, the EPA began adopting and implementing regulations that restrict emissions of GHG under existing provisions of the federal Clean Air Act. These regulations include requirements to regulate emissions of GHG from motor vehicles, certain requirements for construction and operating permit reviews for GHG emissions from certain large stationary sources, rules requiring the reporting of GHG emissions from specified large GHG emission sources including operators of onshore oil and natural gas production and rules requiring so-called green completions of natural gas wells for wells constructed after January 2015. In addition, in May 2016, the EPA issued new regulations that set methane and VOC emission standards for certain oil and natural gas facilities. In July 2017, the EPA proposed a two-year study of certain requirements of this rule pending reconsideration of the rule. The Paris Agreement, which was created by the United Nations Framework Convention on Climate Change, entered into force on November 4, 2016. The Paris Agreement requires participating countries to establish “nationally determined contributions” to mitigate climate change that “represent a progression over time” and are reported at five-year intervals. The United States announced its intention to withdraw from the Paris Agreement on June 1, 2017.

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

The EPA also previously finalized regulations to reduce carbon dioxide emissions from the utility power sector, commonly referred to as the Clean Power Plan, which, if implemented, could reduce the demand for fossil fuels. The implementation of this rule was stayed pending judicial review, and in October 2017, the EPA proposed the repeal of the Clean Power Plan. Legal challenges caused delays to repeal the regulations. However, the U.S. Supreme Court rejected any further court challenges to the Trump Administration’s decision to repeal the Clean Power Plan in October 2018.

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

OSHA

We are subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state statutes whose purpose is to protect the health and safety of workers. In addition, the OSHA hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations, and similar state statutes and regulations require that we organize and/or disclose information about hazardous materials used or produced in our operations and that this information be provided to employees, state and local governmental authorities and citizens. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.

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

In addition, the Federal Trade Commission (“FTC”) and the U.S. Commodity Futures Trading Commission (“CFTC”) hold statutory authority to prevent market manipulation in oil and energy futures markets, respectively. Together with FERC, these agencies have imposed broad rules and regulations prohibiting fraud and manipulation in oil and natural gas markets and energy futures markets. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation. Failure to comply with such market rules, regulations and requirements could have a material adverse effect on our business, results of operations, and financial condition.

Oil and NGLs Transportation Rates

Our sales of crude oil, condensate and NGLs are not currently regulated and are transacted at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the ICA and EPA act 1992. The price we receive from the sale of oil and NGLs is affected by the cost of transporting those products to market. Interstate transportation rates for oil, NGLs and other products are regulated by the FERC, and in general, these rates must be cost-based or based on rates in effect in 1992, although FERC has established an indexing system for such transportation which allows such pipelines to take an annual inflation-based rate increase. Shippers may, however, contest rates that do not reflect costs of service. The FERC has also established market-based rates and settlement rates as alternative forms of ratemaking in certain circumstances.

In other instances involving intrastate-only transportation of oil, NGLs and other products, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes. Such pipelines may be subject to regulation by state regulatory agencies with respect to safety, rates and/or terms and conditions of service, including requirements for ratable takes or non-discriminatory access to pipeline services. The basis for intrastate regulation and the degree of regulatory oversight and scrutiny given to intrastate pipelines varies from state to state. Many states operate on a complaint-based system and state commissions have generally not initiated investigations of the rates or practices of liquids pipelines in the absence of a complaint.

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

Regulation of Oil and Gas Pipelines

Oil and gas pipelines are subject to construction, installation, operation and safety regulation by the U.S. Department of Transportation (“DOT”) and various other federal, state and local agencies. Congress has enacted several pipeline safety acts over the years. Currently, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) under the DOT administers pipeline safety requirements for natural gas and hazardous liquid pipelines. These regulations, among other things, address pipeline integrity management and pipeline operator qualification rules. In June 2016, Congress approved new pipeline safety legislation, the “Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016,” which provides the PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of gas or hazardous liquids pipeline facilities. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.

The PHMSA has proposed additional regulations for gas pipeline safety. For example, in March 2016, the PHMSA proposed a rule that would expand integrity management requirements beyond “High Consequence Areas” to apply to gas pipelines in newly defined “Moderate Consequence Areas.” Also, on January 10, 2017, the PHMSA approved final rules expanding its safety regulations for hazardous liquid pipelines by, among other things, expanding the required use of leak detection systems, requiring more frequent testing for corrosion and other flaws and requiring companies to inspect pipelines in areas affected by extreme weather or natural disasters. The final rule was withdrawn by the PHMSA in January 2017, and it is unclear whether and to what extent the PHMSA will move forward with its regulatory reforms.

Employees

The officers of our general partner manage our operations and activities. Neither we, our subsidiaries, nor our general partner have employees. Our general partner has entered into a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating will perform services for us, including the operation of our properties. Mid-Con Energy Operating has approximately 100 employees performing services for our operations and activities. We believe that Mid-Con Energy Operating has a satisfactory relationship with these employees.

Offices

In addition to our oil and natural gas properties discussed above, we lease corporate office space in Tulsa, Oklahoma, and lease field office space in Abilene, Texas, and Gillette, Wyoming. Our affiliate, Mid-Con Energy Operating, maintains a number of field office locations. We believe that our existing office facilities are adequate to meet our needs for the immediate future.

Financial Information

We operate our business as a single segment. Additionally, all of our properties are located in the United States and all of the related reserves are derived from properties located in the United States. Our financial information is included in the Consolidated Financial Statements and the related notes included in Item 8. “Financial Statements and Supplementary Data.”

Available Information

Our annual reports on Form 10–K, quarterly reports on Form 10–Q, current reports on Form 8–K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website at www.midconenergypartners.com as soon as reasonably practicable after these reports have been electronically filed with, or furnished to, the SEC. These documents are also available on the SEC’s website at www.sec.gov. No information from either the SEC’s website or our website is incorporated herein by reference.

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

Our debt levels may limit our flexibility to obtain additional financing and pursue other business opportunities.

Our existing and future indebtedness could have important consequences to us and our business, including but not limited to the following:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on terms acceptable to us;

•

we may need to apply a substantial portion of our cash flow toward principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and

•	our debt level will make us more vulnerable than our competitors with less debt to competitive pressures or a downturn in our business or the economy generally.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results and cash flows are not sufficient to service our current or future indebtedness, in addition to the suspension of distributions, we will be forced to take actions such as further reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms or at all.

If oil prices decline from current levels, or if there is an increase in the differential between the NYMEX-WTI or other benchmark prices of oil and the wellhead price we receive for our production, our cash flows from operations will decline.

Historically, oil prices have been extremely volatile. For the five years ended December 31, 2018, front-month NYMEX-WTI oil futures prices ranged from a high of $107.26 per barrel to a low of $26.21 per barrel. The volatility of the energy markets makes it extremely difficult to predict future oil price movements with any certainty.

Lower oil prices may decrease our revenues and therefore, our cash flows from operations. Prices for oil may fluctuate widely in response to relatively minor changes in supply of and demand for oil. Market uncertainty and a variety of additional factors that are beyond our control, include:

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

If commodity prices decline from current levels, production from some of our producing or development projects may become uneconomic and cause write downs of the value of our properties, which may adversely affect our ability to borrow, our financial condition and our ability to make distributions to our unitholders.

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

Deteriorating commodity prices may cause us to recognize impairments in the value of our oil and natural gas properties. We recognized $31.2 million in non-cash impairment expense for the year ended December 31, 2018. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for additional impairments. We may incur impairment in the future which could have a material adverse effect on our results of operations in the period taken.

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

Our hedging activities could result in cash losses and may limit the prices we would otherwise realize for our production, which could reduce our cash flows from operations.

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

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation, hedging transactions and many of our contract counterparties have come under increasing governmental oversight and regulations in recent years. Although we cannot predict the ultimate impact of these laws or other proposed laws and the related rulemaking, some of which is ongoing, existing or future regulations may adversely affect the cost and availability of our hedging arrangements, including by causing our counterparties, which include lenders under our revolving credit facility, to curtail or cease their derivative activities.

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

It is not possible to measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may prove inaccurate. For example, if the price used in our December 2018 reserve report had been $10.00 less per barrel for oil, then the standardized measure of our estimated proved reserves as of that date would have decreased from $348.3 million to $259.2 million.

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

Adverse developments in our core areas could reduce our ability to make distributions to our unitholders.

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

The loss of any of our customers could temporarily delay production and sales of our oil and natural gas. If we were to lose any of our significant customers, we believe that we could identify substitute customers to purchase the impacted production volumes. However, if any of our customers dramatically decreased or ceased purchasing oil from us, we may have difficulty receiving comparable rates for our production volumes.

Sales of oil and natural gas to three purchasers accounted for 83% of our sales for the year ended December 31, 2018. Our production is, and will continue to be, marketed by our affiliate, Mid-Con Energy Operating. By selling a substantial majority of our current production to a small concentration of customers, we believe that we have obtained and will continue to receive more favorable pricing than would otherwise be available to us if smaller amounts had been sold to several purchasers based on posted prices. To the extent these significant customers reduce the volume of oil and natural gas they purchase from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash flows from operations could decline which could adversely affect our financial condition and results of operations.

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

Unitization difficulties may delay or prevent us from developing certain properties or greatly increase the cost of their development.

Typical regulatory requirements for waterflood unit formation require anywhere from 63% to 85% of the owners (leasehold, mineral and others) in a proposed unit area to consent to a unitization plan before the relevant regulatory body will issue a unitization order. Mid-Con Energy Operating may be required to dedicate significant amounts of time and financial resources to obtaining consents from other owners and the necessary approvals from the state and federal regulatory agencies. These consents and approvals may also delay our ability to begin developing our new waterflood projects and may prevent us from developing our properties in the way we desire.

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

The oil and natural gas industry is intensely competitive, and we compete with companies that possess and employ financial, technical and personnel resources substantially greater than ours. These companies may be able to pay more for properties and evaluate, bid for and purchase a greater number of properties than our financial, technical or personnel resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of our larger competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities despite a depressed oil price environment and to absorb the burden of present and future federal, state, local and other laws and regulations. Our inability to compete effectively with larger companies could have a material adverse impact on our business activities, financial condition and results of operations.

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

Recent earthquakes in northern and central Oklahoma and elsewhere have prompted concerns about seismic activity and possible relationships with the energy industry. Legislative and regulatory initiatives intended to address these concerns may result in additional levels of regulation that could lead to operational delays, increase our operating and compliance costs or otherwise adversely affect our operations. To date, these regulations have not adversely impacted our operations but could limit future development for our operations. The adoption and implementation of any new laws, rules, regulations, requests, or directives that restrict our ability to dispose of water, including by plugging back the depths of disposal wells, reducing the volume of oil and natural gas wastewater disposed in such wells, restricting disposal well locations, or by requiring us to shut down disposal wells, could have a material adverse effect on our ability to produce oil and natural gas economically, or at all, and accordingly, could materially and adversely affect our business, financial condition and results of operations. In addition, we are currently defending against certain third-party lawsuits and could be subject to additional claims, seeking alleged property damages or other remedies as a result of alleged induced seismic activity in our areas of operation.

Rules regulating air emissions from oil and natural gas operations could cause us to incur increased capital expenditures and operating costs.

In August 2012, the EPA adopted rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The EPA’s final rule includes NSPS standards for completions of hydraulically fractured wells and establishes specific new requirements for emissions from compressors, controllers, dehydrators, storage vessels, natural gas processing plants and certain other equipment. The rules became effective October 15, 2012; however, a number of the requirements did not take immediate effect as the final rule established a phase-in period to allow for the manufacture and distribution of required emissions reduction technology. As an example, until December 31, 2014, owners and operators of hydraulically fractured gas wells could either flare their emissions or use emissions reduction technology called “green completions” technologies already deployed at wells. On or after January 1, 2015, all newly fractured wells were required to use green completions. Controls for certain storage vessels, pneumatic controllers, compressors, dehydrators and other equipment must be implemented immediately or phased-in over time, depending on the construction date and/or nature of the unit. Compliance with these requirements could increase our costs of development and production, though we do not expect these requirements to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

Our operations are subject to environmental and operational safety laws and regulations that may expose us to significant costs and liabilities.

We may incur significant costs and liabilities as a result of environmental and safety requirements applicable to our oil and natural gas development and production activities. These costs and liabilities could arise under a wide range of federal, state, tribal and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, we may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt our operations and limit our growth and revenue. Claims for damages to persons or property from private parties and governmental authorities may result from environmental and other impacts of our operations.

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

In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. The EPA has completed a study of the potential environmental effects of hydraulic fracturing on drinking water resources and issued its final report in December 2016. The report concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances and identified conditions under which the impacts may be more frequent or severe. In June 2016, the EPA published final pretreatment standards for oil and gas extraction sources to ensure that wastewater from hydraulic fracturing activities is not sent to publicly owned treatment works. Subsequent rules have extended the implementation date for certain facilities that are subject to these standards. The U.S. Department of Energy is conducting an investigation of practices the agency could recommend to better protect the environment from drilling using hydraulic fracturing completion methods. More recently, there have been reports linking the injection of produced fluids from hydraulic fracturing to earthquakes, which have resulted in claims of liability against producers. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal Safe Drinking Water Act or other regulatory mechanisms. Any additional level of regulation could lead to operational delays or increased operating costs which could result in additional regulatory burdens that could make it more difficult to perform hydraulic fracturing and would increase our costs of doing business, and could adversely affect our financial condition and results of operations.

A failure in our operational systems or cybersecurity attacks on any of our facilities, or those of third parties, may affect adversely our financial results.

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

Due to increased technology advances, we have become more reliant on technology to help increase efficiency in our business. We use computer programs to help run our financial and operations sectors, including to estimate quantities of oil and natural gas reserves, process and record financial and operating data, analyze seismic and drilling information and to communicate with our employees and third-party partners. Any future cybersecurity attacks that affect our facilities, vendors, customers or any financial data could lead to data corruption, communication interruption, or other disruptions in our development operations or planned business transactions, any of which could have a material adverse effect on our business. In addition, cybersecurity attacks on our customer and employee data may result in a financial loss and may negatively impact our reputation. Third-party systems on which we rely could also suffer operational system failure. Any of these occurrences could disrupt our business, result in potential liability or reputational damage or otherwise have an adverse effect on our financial results. Further, as cybersecurity attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cybersecurity attacks.

Risks Inherent in an Investment in Us

Our general partner controls us, and the voting members of our general partner, our Mid-Con Affiliate and Yorktown own an approximate 17% interest in us. They have conflicts of interest with, and owe limited fiduciary duties to, us, which may permit them to favor their own interests to the detriment of us and our unitholders.

Our general partner has control over all decisions related to our operations. Our general partner is controlled by Messrs. Charles R. Olmstead and Jeffrey R. Olmstead. As of December 31, 2018, the voting members of our general partner, our Mid-Con Affiliate and Yorktown own an approximate 17% interest in us. Although our general partner has a duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a duty to manage our general partner in a manner beneficial to its owners. All of the executive officers and non-independent directors of our general partner are also officers and/or directors of the Mid-Con Affiliate and will continue to have economic interests in, as well as management and fiduciary duties to, the Mid-Con Affiliate. Additionally, one of the directors of our general partner is a principal with Yorktown. As a result of these relationships, conflicts of interest may arise in the future between the Mid-Con Affiliate and Yorktown and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our limited partner unitholders. These potential conflicts include, among others:

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

•

the Mid-Con Affiliate and Yorktown and their affiliates are not limited in their ability to compete with us, including future acquisition opportunities, and are under no obligation to offer or sell assets to us;

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

Our Preferred Units rank senior to the common units with respect to distribution rights and rights upon liquidation. Subject to certain exceptions, as long as any Preferred Units remain outstanding, we may not declare any distribution on our common units unless all accumulated and unpaid distributions have been declared and paid on the Preferred Units. In the event of our liquidation, winding-up or dissolution, the holders of the Preferred Units would have the right to receive proceeds from any such transaction before the holders of the common units. The payment of the liquidation preference could result in common unitholders not receiving any consideration if we were to liquidate, dissolve or wind-up, either voluntarily or involuntarily. Additionally, the existence of the liquidation preference may reduce the value of the common units, make it harder for us to issue and sell common units in the future, or prevent or delay a change in control.

Our obligation to pay distributions on, and other restrictions associated with, the Preferred Units could impact our liquidity and our ability to finance future operations.

Our obligation to pay distributions on the Preferred Units could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions and other general partnership purposes. Also, as long as any Preferred Units are outstanding, subject to certain exceptions, the affirmative vote or consent of the holders of at least a majority of the outstanding Preferred Units, voting together as a separate class, will be necessary for effecting or validating, among other things: (i) any action to be taken that adversely affects any of the rights, preferences or privileges of the Preferred Units, (ii) amendment of the terms of the Preferred Units, (iii) the issuance of any additional Preferred Units or equity security senior or pari passu in right of distribution or in liquidation to the Preferred Units, (iv) the ability to incur indebtedness (other than under our existing credit facility or trade payables arising in the ordinary course of business) or (v) the lifting of the suspension of the at-the-market offering program. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

The holders of our Preferred Units are entitled to convert their Preferred Units or cause us to redeem them, which could dilute the holders of our common units or require us to raise cash to fund a redemption.

The holders of our Preferred Units may convert the Preferred Units into common units on a one-for-one basis, in whole or in part, subject to certain conversion thresholds. At any time after August 11, 2021, each holder of the Preferred Units shall have the right to cause us to redeem all or any portion of the outstanding Preferred Units for cash. In addition, in connection with a change of control of the Partnership, holders of Preferred Units may elect to have their Preferred Units converted into common units, plus accrued but unpaid distributions to the conversion date, and if holders of Preferred Units do not elect to convert all of their Preferred Units, then, unless the Partnership is the surviving entity of the change of control, we must redeem any remaining Preferred Units in cash.

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

The vote of the holders of at least 66.67% of all outstanding units is required to remove our general partner. As of December 31, 2018, the voting members of our general partner, our Mid-Con Affiliate and Yorktown own an approximate 17% interest in us, which will enable those holders, collectively, to make it difficult to remove our general partner.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer interests to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our Partnership Agreement does not restrict the ability of the voting members of our general partner from transferring all or a portion of their ownership interests in our general partner to a third party. The new owner of our general partner would then be in a position to replace the Board of Directors and officers of our general partner with their own choices and thereby influence the decisions made by the Board of Directors and officers in a manner that may not be aligned with the interests of our unitholders.

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

As of December 31, 2018, the voting members of our general partner, our Mid-Con Affiliate and Yorktown own 5,198,909 common units and 360,000 units held by our general partner, or an approximate 18% interest in us. Sales of these units or of other substantial amounts of our common units in the public market, or the perception that these sales may occur, could cause the market price of our common units to decline. Sales of such units could also impair our ability to raise capital through the sale of additional common units.

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

We are a master limited partnership (“MLP”). Volatile market conditions and widespread distribution suspensions have changed investor appetite and resulted in a decrease in demand for debt and equity securities issued by MLPs engaged in the upstream oil and gas business (“Upstream MLPs”). This may affect our ability to access the equity and debt capital markets.

The volatility in energy prices and widespread suspension of distributions, among other factors, has contributed to a dislocation in the pricing of debt and equity securities issued by Upstream MLPs, and a number of Upstream MLPs have been adversely affected by this environment. The elimination of distributions to limited partners has caused many investors to discontinue their interest in investing in debt and equity securities issued by Upstream MLPs. While we intend to finance our future capital expenditures with cash flow from operations and, subject to availability, borrowings under our revolving credit facility, we may need or desire to rely on our ability to raise capital in the equity and debt markets to add reserves and to refinance our debt. Continued volatility and lack of investor demand may affect our ability to access capital markets to finance our growth or refinance our debt in our current legal structure and tax status.

We may not be able to maintain our listing on the NASDAQ Global Select Market.

NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Global Select market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive trading days. In the future we may not satisfy the NASDAQ’s continued listing standards. If we do not satisfy any of the NASDAQ’s continued listing standards, our units could be delisted. Any such delisting could adversely affect the market liquidity of our units and the market price of our units could decrease. A delisting could adversely affect our ability to obtain financing for our operations or result in a loss of confidence by investors, customers, suppliers or employees.

Tax Risks to Unitholders

Our unitholders are required to pay taxes on their share of our taxable income even if they do not receive any cash distributions from us.

In October 2015, our Board elected to suspend quarterly cash distributions on our common units. Because our unitholders are treated as partners to whom we will allocate taxable income, which could be different in amount than the cash we distribute, our unitholders are required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income even if they receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income. Additionally, we may engage in transactions to de-lever the Partnership and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, unitholders may be allocated taxable income or gain resulting from the sale without receiving a cash distribution.

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

In addition, the Tax Cuts and Jobs Act (the “TCJA”) enacted December 22, 2017, made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the tax rate on an individual or other non-corporate unitholder’s allocable share of certain income from a publicly traded partnership. The TCJA is complex and lacks administrative guidance implementing certain of its provisions, thus, the impact of certain aspects of its provisions on us or an investment in our units is currently unclear. Unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in our units.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. Generally, we expect to elect to have our general partner and unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, but there can be no assurance that such election will be effective in all circumstances. If we are unable to have our general partner and our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, our current unitholders may bear some or all of the tax liability resulting from such adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the TCJA, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income plus 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to, among other items, any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, depletion or amortization. Any interest disallowed may be carried forward and deducted in future years by the unitholder from their share of our “excess taxable income,” which is generally equal to the excess of 30% of our adjusted taxable income over the amount of our deduction for business interest for such future taxable year, subject to certain restrictions.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our units that may result in adverse tax consequences to them.

Investment in our units by tax-exempt entities, such as employee benefit plans and individual retirement accounts (“IRAs”), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, with respect to taxable years beginning after December 31, 2017, a tax-exempt entity with more than one unrelated trade or business (including, with certain exceptions, by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trade or business) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities and non-U.S. persons should consult a tax advisor before investing in our units.

We may be required to deduct and withhold amounts from distributions to non-U.S. unitholders related to withholding tax obligations arising from the sale or disposition of our units by non-U.S. unitholders.

Under the TCJA, effective for sales, exchanges or other dispositions after December 31, 2017, transferees are generally required to withhold 10% of the amount realized on the sale, exchange or other disposition of a unit by a non-U.S. unitholder if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. If the transferee fails to satisfy this withholding requirement, we will be required to deduct and withhold such amount (plus interest) from future distributions to the transferee. Because of complications arising from this withholding requirement, including, by way of example, our inability to match transferors and transferees of units, the Department of the Treasury and the IRS have currently suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our units, pending promulgation of implementing regulations or other guidance. It is unclear when such regulations or other guidance will be issued.

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future even if such unitholders do not live in those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We own property and conduct business in many states, some of which impose a personal income tax on individuals and impose an income tax on corporations and other entities. As we make acquisitions or expand our business, we may own assets or conduct business in additional states that impose a personal income tax. We may own property or conduct business in other states or foreign countries in the future. It is a unitholder’s responsibility to file all U.S. federal, foreign, state and local tax returns.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Oil and Natural Gas Reserves

Internal Controls Relating to Reserve Estimates

We maintain an internal staff of petroleum engineers and geoscience professionals to ensure the integrity, accuracy and timeliness of the data used in our reserves estimation process. Our internal controls over the recording of reserves estimates require the estimates to be in compliance with the SEC rules, regulations, definitions and guidance. Our proved reserves are estimated at the well, lease or unit level and compiled for reporting purposes by our reservoir engineering staff. Internal evaluations of our reserves are maintained in a secure reserve engineering database. Reserves are reviewed internally by our senior management on a quarterly basis. Our reserve estimates are audited by our independent third-party reserve engineers, CG&A, at least annually.

Our staff works closely with CG&A to ensure the integrity, accuracy and timeliness of data that is furnished to them for their reserve audit process. To facilitate their audit of our reserves, we provide CG&A with any information they may request, including all of our reserve information as well as geologic maps, well logs, production tests, material balance calculations, well performance data, operating procedures, LOE, product pricing, production and ad valorem taxes and relevant economic criteria. We also make all of our pertinent personnel available to CG&A to respond to any questions they may have.

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

The Vice President of Development of Mid-Con Energy Operating, Chad B. Roller, Ph.D., is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Dr. Roller has served in this role since March 2015. Dr. Roller previously served as Petroleum Engineer at Mid-Con Energy Operating and Royal Dutch Shell where his expertise includes waterflood development and EOR. Dr. Roller received his Ph.D. from Rice University and Master of Science and Bachelor of Science degrees from the University of Oklahoma.

Estimated Proved Reserves

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2018, based on reserve reports prepared by our reservoir engineering staff and audited by CG&A.

	Net Oil MBbls	Net Gas MMcf	Total Net MBoe
Reserve Data(1)
Estimated proved developed reserves	17,634	6,059	18,643
Estimated proved undeveloped reserves	6,155	262	6,199
Total	23,789	6,321	24,842
(1)

Our estimated net proved reserves were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $65.56 per Bbl for oil and $3.10 per MMBtu for natural gas at December 31, 2018. These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Average adjusted prices used were $62.17 per Bbl of oil and $2.43 per Mcf of natural gas.

The data in the table above represents estimates only. Oil and natural gas reserve engineering is inherently a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil and natural gas that are ultimately recovered. For a discussion of risks associated with internal reserve estimates, see Item 1A. “Risk Factors - Risks Related to Our Business.” Our estimated proved reserves and future production rates rely on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our estimated reserves.

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

Development of Proved Undeveloped Reserves

With respect to PUDs, we have established a development plan approved by the Vice President of Development of Mid-Con Energy Operating that is expected to result in converting the PUDs to proved developed reserves within five years from the initial disclosure of the reserves. Additionally, the associated development capital requirements are equal to or less than the management-approved capital program on a year-by-year basis. If either of these criteria cease to be met, we remove the associated PUDs from our proved reserves disclosures. None of our proved undeveloped reserves as of December 31, 2018, had remained undeveloped for more than five years from the date the reserves were initially booked as proved undeveloped.

Our development plan includes PUDs that are based upon qualitative and quantitative factors including estimated risk-based returns, current pricing forecasts, recent drilling results and waterflood responses. None of our PUDs at December 31, 2018, were scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Consistent with the typical waterflood response time range of 6-18 months from initial development, the transfer of PUDs to the proved developed category is attributable to development costs incurred. During 2018, our capital expenditures totaled $8.6 million, of which $4.5 million was for development (drilling, recompletion and conversion to injection). Based on our current cash flow projections, we expect to fund our 2019 capital spending program of approximately $10.9 million with cash flows from operations, including approximately $9.9 million for the development of PUD reserves. For a more detailed discussion of our pro forma liquidity position, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The following table summarizes the changes in our PUDs during the year ended December 31, 2018:

	Net Oil	Net Gas	Total
	MBbls	MMcf	Net MBoe
Proved undeveloped reserves as of December 31, 2017	4,998	1,696	5,281
Conversion to proved developed reserves	(1,019)	(112)	(1,037)
Revisions of previous estimates(1)	1	(1,274)	(212)
Purchases of proved undeveloped reserves	2,185	—	2,185
Extensions and discoveries of proved undeveloped reserves	24	—	24
Sales of proved undeveloped reserves	(34)	(48)	(42)
Reduction due to aged five or more years	—	—	—
Proved undeveloped reserves as of December 31, 2018	6,155	262	6,199

(1) Revisions of previous estimates represent changes in the previous reserves estimates, either upward or downward, resulting from changes in our previously adopted development plans, or resulting from new information normally obtained from development drilling or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

For the year ended December 31, 2018, our PUDs increased from 5,281 MBoe to 6,199 MBoe. The change was primarily attributable to:

Conversion to proved developed reserves. We converted 1,037 MBoe from PUDs to proved developed reserves.

Revisions of previous estimates. Revisions of prior estimates of 212 MBoe resulted from a net decrease of 301 MBoe, offset by positive revisions of 89 MBoe due to price increases. Commodity prices improved in 2018. The 12-month average price for crude oil increased 28% from $51.34 per Bbl for 2017 compared to $65.56 per Bbl for 2018, while the 12-month average price for natural gas increased 4% from $2.98 per MMBtu for 2017 compared to $3.10 per MMBtu for 2018.

Purchases of proved undeveloped reserves. Multiple acquisitions in Wyoming throughout 2018 resulted in a positive increase of 2,185 MBoe in PUDs.

Extensions and discoveries of proved undeveloped reserves. These were additions to PUDs that resulted from successful offset drilling in our Texas core area during the year ended December 31, 2018.

Sales of proved undeveloped reserves. The divestiture of several small properties in Texas resulted in a decrease in PUDs of 42 MBoe.

Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests were excluded from this table. As of December 31, 2018, 99% of our leasehold acreage was held by production:

	Developed Acreage		Undeveloped Acreage
Core Area	Gross	Net	Gross	Net
Oklahoma	61,469	35,486	—	—
Texas	19,315	18,186	1,410	1,400
Wyoming	126,128	102,697	—	—
Total	206,912	156,369	1,410	1,400

Drilling Activities

For information with respect to wells drilled and completed for the years ended December 31, 2018 and 2017, see Item 1. “Business - Drilling Activities.”

Productive Wells

For information with respect to the number of productive oil and natural gas wells on our properties for the years ended December 31, 2018 and 2017, see Item 1. “Business - Productive Wells.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed under the symbol “MCEP” on the NASDAQ. At the close of business on February 19, 2019, based upon information received from our transfer agent and brokers and nominees, we had 38 limited partner unitholders of record. This number does not include owners for whom common units may be held in “street” names.

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

See Note 10 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding equity.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 11. “Executive Compensation - Long-Term Incentive Program” for information regarding our equity compensation plans as of December 31, 2018.

Sales of Unregistered Securities

During the first quarter of 2018, we issued $15.0 million of Class B Preferred Units. See Note 10 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information. The Class B Preferred Units were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

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

As of December 31, 2018, our total estimated proved reserves were 24.8 MMBoe, of which 96% were oil and 75% were proved developed, both on a Boe basis. As of December 31, 2018, we operated 98% of our properties through our affiliate, Mid-Con Energy Operating, and 60% of our net proved reserves were being produced under waterflood, in each instance on a Boe basis. Our average net production for the month ended December 31, 2018, was 3,635 Boe/d and our total estimated proved reserves had a reserve-to-production ratio of 19 years.

2018 Highlights

The fiscal year ended December 31, 2018, was a transformative year for the Partnership. We significantly improved our financial position and closed multiple acquisitions, expanding our new core area of Wyoming and our footprint in Oklahoma. Highlights for the year included:

•	extended maturity of our revolving credit facility to November 2020;
•	increased borrowing base of our revolving credit facility by $20.0 million;
•	decreased total revolving credit facility borrowings by $6.0 million;
•	decreased total leverage, as calculated by our revolving credit agreement (3.17X as of the quarter ended December 31, 2018, compared to 3.54X as of the quarter ended December 31, 2017);
•	issued $15.0 million in preferred equity;
•	closed acquisitions of approximately $23.0 million, after post-closing adjustments, in Oklahoma and Wyoming; and
•	increased production 31% (3,663 Boe/d for the fourth quarter of 2018 compared to 2,800 Boe/d in first quarter 2018).

Recent Developments

Strategic Transaction

On February 19, 2019, we announced that we had entered into definitive agreements to sell substantially all of our Texas assets for $60.0 million and to acquire producing properties in Caddo, Grady and Osage counties, Oklahoma for $27.5 million, both subject to customary purchase price adjustments. These agreements are conditioned to close simultaneously on, or about, March 28, 2019, with an effective date the same as the closing date, and we plan to use the net proceeds from this transaction to reduce outstanding borrowings on our revolving credit facility. This transaction is expected to strengthen our financial position and lower our base PDP decline rate, requiring less reinvestment capital to maintain current production and reserves, and creating more free cash flow for deployment in growth projects and/or acquisitions.

Capital Budget

Our 2019 capital budget will be focused on evaluating development opportunities in many of these new assets, while also continuing to develop our existing waterfloods. We will also be focused on operational enhancements in many of the newly acquired fields with expectations of increasing the margins and the value of reserves. We expect to continue acquiring properties with significant waterflood development opportunities, as well as properties with existing low margins where the opportunity exists to enhance these margins through our competitive strengths.

Revolving Credit Facility

During the fall 2018 semi-annual borrowing base redetermination of our revolving credit facility, completed in December 2018, the lender group increased our borrowing base to $135.0 million, effective December 19, 2018. There were no changes to the terms or conditions of the credit agreement.

Distributions

A cash distribution of $0.0430 per Class A Preferred Unit, or $0.5 million in aggregate, and a cash distribution of $0.0306 per Class B Preferred Unit, or $0.3 million in aggregate, was paid on February 14, 2019, to holders of record as of the close of business on February 7, 2019.

Appointment and Departure of Certain Officers and Directors

Mr. Philip R. Houchin was appointed Chief Financial Officer of the general partner effective March 30, 2018.

On January 17, 2019, Mr. Peter Adamson, III, a Director of the general partner and Chairman of the Audit Committee, passed away. As a result, the Board elected Mr. Charles Frederick Ball, Jr. as Chairman of the Audit Committee on January 21, 2019.

Business Environment

The markets for oil and natural gas have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Our average sales price per barrel of oil, excluding commodity derivative contracts, was $58.64 and $47.72 for the years ended December 31, 2018 and 2017, respectively.

The following table is a summary of NYMEX-WTI futures prices for the years ended December 31, 2018 and 2017:

	Price Range
	High	Low	Average
2018	$76.41	$42.53	$64.90
2017	$60.42	$42.53	$50.85

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (commodity price and differential swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. We conduct our risk management activities exclusively with participant lenders in our revolving credit facility. We have entered oil commodity derivative contracts covering a portion of our anticipated oil production through December 2021 as of February 28, 2019.

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

How We Evaluate Our Operations

Our primary business objective is to manage our oil and natural gas properties for the purpose of generating stable cash flows, which will provide stability and, over time, growth of distributions to our unitholders. The amount of cash that we can distribute to our unitholders depends principally on the cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other factors:

•	the amount of oil and natural gas we produce;
•	the prices at which we sell our oil and natural gas production;
•	our ability to hedge commodity prices; and
•	the level of our operating and administrative costs.

We use a variety of financial and operational metrics to assess the performance of our oil and natural gas properties, including:

•	oil and natural gas production volumes;
•	realized prices on the sale of oil and natural gas, including the effect of our commodity derivative contracts; and
•	LOE.

Results of Operations

The tables presented in this section summarize certain of the results of operations and period-to-period comparisons for the years ended December 31, 2018 and 2017. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Production and Unit Costs per Boe. The table below provides production volume data, average sales price and average unit costs per Boe:

	Year Ended December 31,
	2018	2017	Change	% Change
Production Volumes
Oil (MBbls)	1,112	1,209	(97)	(8%)
Natural gas (MMcf)	457	431	26	6%
Total (MBoe)	1,188	1,281	(93)	(7%)

Average daily net production (Boe/d)	3,255	3,510	(255)	(7%)

Average sales price
Oil (per Bbl)
Sales price	$58.64	$47.72	$10.92	23%
Effect of net settlements on matured derivative instruments(1)	$(6.59)	$(3.64)	$(2.95)	(81%)
Realized oil price after derivatives	$52.05	$44.08	$7.97	18%
Natural gas (per Mcf)	$2.47	$2.88	$(0.41)	(14%)

Average unit costs per Boe
Lease operating expenses	$18.97	$16.24	$2.73	17%
Production and ad valorem taxes	$4.62	$3.22	$1.40	43%
Depreciation, depletion and amortization	$14.10	$13.83	$0.27	2%
General and administrative expenses	$5.31	$4.46	$0.85	19%

(1) For the year ended December 31, 2017, effect of net settlements on matured derivative instruments does not include the $0.6 million received and the $1.1 million of deferred premiums paid upon early termination of previous oil derivative contracts in September and October 2017.

Oil and natural gas sales. The following table provides oil and natural gas sales data for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017	Change	% Change
Oil sales	$65,206	$57,689	$7,517	13%
Natural gas sales	1,130	1,240	(110)	(9%)
Total oil and natural gas sales	$66,336	$58,929	$7,407	13%

The following table details the change in oil and natural gas sales due to price and volume variances:

(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$10.92	1,112	$12,143
Natural gas (Mcf)	$(0.41)	457	(185)
Total oil and natural gas sales due to change in price			11,958

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of production volumes
Oil (Bbls)	(97)	$47.72	$(4,626)
Natural gas (Mcf)	26	$2.88	75
Total oil and natural gas sales due to change in production volumes			(4,551)
Total change in oil and natural gas sales			$7,407

The change in oil and natural gas sales was primarily due to:

•	increased oil sales prices; and

•	incremental production from the Oklahoma and Wyoming acquisition properties, offset by the divestiture of our Southern Oklahoma properties.

Gain (loss) on derivatives, net. The table below summarizes the cash and non-cash components of our commodity derivative contracts as well as the change for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017	Change	% Change
Cash settlements on matured derivatives(1)	$(6,928)	$(369)	$(6,559)	(1778%)
Cash settlements on early terminations of derivatives(1)	—	582	(582)	(100%)
Non-cash change in fair value of derivatives	12,602	(2,158)	14,760	684%
Total gain (loss) on derivatives, net	$5,674	$(1,945)	$7,619	392%

(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

Lease operating expenses. The following table summarizes the change in lease operating expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017	Change	% Change
Lease operating expenses	$21,374	$20,310	$1,064	5%
Workover expenses	1,163	495	668	135%
Total lease operating expenses	$22,537	$20,805	$1,732	8%

The change in lease operating expenses was primarily due to:

•	incremental costs associated with properties acquired in Oklahoma and Wyoming;
•	increased workovers at properties acquired in Oklahoma and Wyoming and on certain Texas properties;
•	decreased spending on Texas properties; and
•	divestiture of our Southern Oklahoma properties.

The following table summarizes lease operating expenses per Boe data for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(per Boe)	2018	2017	Change	% Change
Lease operating expenses	$17.99	$15.85	$2.14	14%
Workover expenses	0.98	0.39	0.59	151%
Total lease operating expenses per Boe	$18.97	$16.24	$2.73	17%

The change in lease operating expenses per Boe was primarily due to the changes noted above and decreased production volumes.

Production and ad valorem taxes. The following table summarizes the change in production and ad valorem taxes for the years ended December 31, 2108 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017	Change	% Change
Production taxes	$3,979	$3,321	$658	20%
Ad valorem taxes	1,504	809	695	86%
Total production and ad valorem taxes	$5,483	$4,130	$1,353	33%

The change in production and ad valorem expenses was primarily due to:

•	increased production taxes due to higher sales prices;
•	increased ad valorem taxes due to properties acquired in Wyoming; and
•	discontinuation of the EOR tax credit at one of our Oklahoma units effective July 1, 2017.

The following table summarizes production and ad valorem taxes per Boe data for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(per Boe)	2018	2017	Change	% Change
Production taxes	$3.35	$2.59	$0.76	29%
Ad valorem taxes	1.27	0.63	0.64	102%
Total production and ad valorem taxes per Boe	$4.62	$3.22	$1.40	43%

The change in production and ad valorem taxes per Boe was primarily due to the changes noted above and decreased production volumes.

Depreciation, depletion and amortization and impairment expenses. The following table provides our non-cash depreciation, depletion and amortization (“DD&A”) and impairment expenses for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017	Change	% Change
Depreciation, depletion and amortization	$16,751	$17,713	$(962)	(5%)
Impairment - proved oil and natural gas properties	31,160	24,746	6,414	26%
Impairment - assets held for sale	—	296	(296)	(100%)
Total DD&A and impairment expenses	$47,911	$42,755	$5,156	12%

The change in DD&A was primarily due to:

•	decreased depletion rates due to increased reserves;
•	reduced asset carrying values due to impairment;
•	decreased production volumes; and
•	the net impact of the Oklahoma and Wyoming acquisitions and the Southern Oklahoma divestiture.

The change in impairment of proved oil and natural gas properties was primarily due to:

•	wellbore issues on a certain Texas project;
•	production declines in Texas; and
•	certain properties in Texas with no current planned development.

Impairment of proved oil and natural gas properties held for sale for the year ended December 31, 2017, was due to the Nolan County divestiture properties, deemed to meet held-for-sale accounting criteria as of December 31, 2017.

General and administrative expenses. The following table provides components of our G&A for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands, except for per Boe)	2018	2017	Change	% Change
General and administrative expenses	$5,567	$5,285	$282	5%
Non-cash compensation	744	434	310	71%
Total general and administrative expenses	$6,311	$5,719	$592	10%
General and administrative expenses per Boe	$5.31	$4.46	0.85	19%

The increase in both G&A and G&A per Boe was primarily due to:

•	increased non-cash compensation; and
•	increased salaries expense due to bonuses.

Loss on sales of oil and natural gas properties, net. Loss on sales of oil and natural gas properties, net, for the years ended December 31, 2018 and 2017, were $0.5 million and a $4.0 million, respectively. The losses for both periods were primarily due to the Southern Oklahoma divestiture.

Interest expense. Interest expense is impacted by our borrowings outstanding, interest rates, commitment fees and related debt placement fees which are amortized over the life of the credit agreement. The following table sets forth interest expense for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017	Change	% Change
Interest expense	$6,010	$6,472	$(462)	(7%)
Average effective interest rate	5.39%	3.99%	1.40%	35%

The change in interest expense was primarily due to:

•	lower outstanding borrowings; offset by a
•	higher effective interest rate caused by an increase in the underlying market rate and an increase in margins per Amendment 12 to our revolving credit facility.

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

Our liquidity position at February 28, 2019, consisted of approximately $0.1 million of available cash and $36.0 million of available borrowings ($135.0 million borrowing base less $98.0 million outstanding borrowings and $1.0 million outstanding standby letter of credit). We anticipate the net proceeds of the previously announced Strategic Transaction to reduce the outstanding borrowings of our revolving credit facility. Our borrowing base is redetermined in the spring and fall of each year.

Revolving Credit Facility

During the fall 2018 semi-annual borrowing base redetermination of our revolving credit facility completed in December 2018, the lender group increased our borrowing base to $135.0 million effective December 19, 2018. There were no changes to the terms or conditions of the credit agreement. At February 28, 2019, the outstanding borrowings on our revolving credit facility were $98.0 million.

Based on our cash balance, forecasted cash flows from operating activities and availability under our revolving credit facility, we expect to be able to fund our planned capital expenditures budget, meet our debt service requirements and fund our other commitments and obligations. Although we currently expect our sources of cash to be sufficient to meet our near-term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied. If commodity prices are volatile or decrease, our current borrowing base could be decreased at the discretion of our lenders. Additionally, we may not be able to obtain funding in the equity or debt capital markets on terms we find acceptable or at all. The cost of obtaining debt capital from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced and, in some cases, ceased to provide any new funding.

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

We currently expect capital spending for 2019 for the development, growth and maintenance of our oil and natural gas properties to be approximately $10.9 million. We will adjust our capital program in response to business conditions and operating results along with our evaluation of additional development opportunities that are identified throughout the year.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (commodity price and differential swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. At December 31, 2018, we had commodity derivative contracts covering 57% and 48%, respectively, of our estimated 2019 and 2020 average daily production (estimate calculated based on the mid-point of our full year 2019 Boe production guidance as released on March 12, 2019, and multiplied by a 93% oil weighting based on fourth quarter 2018 reported production volumes). See Note 5 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding derivatives.

Preferred Units

As of December 31, 2018, we had issued $25.0 million of Class A Preferred Units and $15.0 million of Class B Preferred Units through private placements in August 2016 and January 2018, respectively. Both classes of Preferred Units receive a cumulative, quarterly cash distribution on Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%. Such distributions will be paid for each such quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreements. See Note 10 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding Preferred Units.

Sources and Uses of Cash

The following table summarizes our net decrease in cash for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2018	2017	Change	% Change
Net cash provided by operating activities	$22,585	$17,246	$5,339	31%
Net cash (used in) provided by investing activities	(28,816)	6,997	(35,813)	(512%)
Net cash provided by (used in) financing activities	4,866	(24,770)	29,636	120%
Net decrease in cash and cash equivalents	$(1,365)	$(527)	$(838)	(159%)

Operating Activities. The change in operating cash flows for the periods compared was primarily attributable to:

•	increased oil sales of $7.5 million due to pricing;
•	increased working capital of $4.3 million; offset by
•	increased net settlements paid on derivatives of $2.5 million;
•	increased LOE of $1.7 million;
•	higher production and ad valorem taxes of $1.4 million due to Wyoming acquisitions and increased oil sales pricing; and
•	lower debt issuance costs of $0.7 million.

Investing Activities. The change in investing activities was primarily attributable to:

•	decreased net proceeds of $21.1 million from the sales of oil and natural gas properties; and
•	increased acquisitions of oil and natural gas properties of $16.2 million; offset by
•	decreased drilling and completion activities of $1.3 million.

Financing Activities. The change in financing activities was primarily attributable to:

•	increased net proceeds on the revolving credit facility of $17.0 million; and
•	net proceeds of $14.9 million from the issuance of Class B Preferred Units; offset by
•	increased distributions of $1.8 million to Preferred Unitholders; and
•	increased payments of $0.5 million for debt issuance cost.

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

Derivative Contracts and Hedging Activities

Current accounting rules require that all derivative contracts, other than those that meet specific exclusions, be recorded at fair value. Quoted market prices are the best evidence of fair value. If quotations are not available, management’s best estimate of fair value is based on the quoted market price of derivatives with similar characteristics or on other valuation techniques. We use certain pricing models to determine the fair value of our derivative contracts. Inputs to the pricing models include publicly available prices from a compilation of data gathered from third parties and brokers. We compare our estimates of the fair values of our derivative contracts with those provided by our counterparties. There have been no significant differences. See Note 5 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding derivatives.

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

Oil and Natural Gas Reserves

Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. The estimates of our proved reserves as of December 31, 2018, are based on reserve reports prepared by our reservoir engineering staff and audited by CG&A. The estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years.

The accuracy of our reserve estimates is a function of many factors, including the quality and quantity of available data, the interpretation of that data, the accuracy of various economic assumptions and the judgments of the individuals preparing the estimates. In addition, our proved reserve estimates are also a function of many assumptions, all of which could deviate significantly from actual results. For example, when the price of oil and natural gas increases, the economic lives of our properties are extended, thus increasing estimated proved reserve quantities and making certain projects economically viable. Likewise, if oil and natural gas prices decrease, the economic lives of our properties are reduced and certain projects may become uneconomic, reducing estimated proved reserve quantities. Oil and natural gas price volatility adds to the uncertainty of our reserve quantity estimates. As such, reserve estimates may materially vary from the ultimate quantities of oil and natural gas eventually recovered. For additional information regarding estimates of reserves, including the standardized measure of discounted future net cash flows, see Note 16 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” and see also Item 1. “Business.”

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

Asset Retirement Obligations

We have obligations under our lease agreements and federal regulations to remove equipment and restore land at the end of oil and natural gas production operations. These ARO are primarily associated with plugging and abandoning wells. We typically incur this liability upon acquiring or drilling a well. Determining the future restoration and removal requires management to make estimates and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. We estimate the future plugging and abandonment costs of wells, the ultimate productive life of the properties, a risk adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. We are required to record the fair value of a liability for the ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We review our assumptions and estimates of future ARO on an annual basis, or more frequently, if an event or circumstances occur that would impact our assumptions. To the extent future revisions to these assumptions impact the present value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. The liability is accreted each period toward its future value. The discounted capitalized cost is amortized to expense through the depreciation calculation of the life of the assets based on proved developed reserves. Upon settlement of the liability, a gain or loss is recognized to the extent the actual costs differ from the recorded liability. See Note 7 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

Valuation of Business Combinations

The estimated fair values of proved oil and natural gas properties acquired in business combinations are based on a discounted cash flow model and market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates. Based on the unobservable nature of certain of the inputs, the estimated fair value of the oil and natural gas properties acquired is deemed to use Level 3 inputs. See Note 6 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding fair value.

Off–Balance Sheet Arrangements

At December 31, 2018, we had no off–balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Mid-Con Energy Partners, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Mid-Con Energy Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of operations, cash flows, and changes in equity for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 13, 2019

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Balance Sheets

(in thousands, except number of units)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$467	$1,832
Accounts receivable
Oil and natural gas sales	3,691	5,262
Other	503	103
Derivative financial instruments	5,666	—
Prepaid expenses and other	118	166
Assets held for sale, net	430	2,058
Total current assets	10,875	9,421
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	379,441	335,796
Unproved properties	2,928	369
Other property and equipment	427	427
Accumulated depletion, depreciation, amortization and impairment	(175,948)	(129,101)
Total property and equipment, net	206,848	207,491
Derivative financial instruments	2,418	—
Other assets	1,563	2,451
Total assets	$221,704	$219,363
LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$141	$593
Related parties	3,732	1,631
Derivative financial instruments	—	4,252
Accrued liabilities	2,024	603
Liabilities related to assets held for sale	—	77
Total current liabilities	5,897	7,156
Derivative financial instruments	—	666
Long-term debt	93,000	99,000
Other long-term liabilities	47	70
Asset retirement obligations	26,001	10,249
Commitments and contingencies
Class A convertible preferred units - 11,627,906 issued and outstanding, respectively	21,715	20,534
Class B convertible preferred units - 9,803,921 and 0 issued and outstanding, respectively	14,635	—
Equity, per accompanying statements
General partner	(786)	(572)
Limited partners- 30,436,124 and 30,090,463 units issued and outstanding, respectively	61,195	82,260
Total equity	60,409	81,688
Total liabilities, convertible preferred units and equity	$221,704	$219,363

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Operations

(in thousands, except per unit data)

	Year Ended December 31,
	2018	2017
Revenues
Oil sales	$65,206	$57,689
Natural gas sales	1,130	1,240
Other operating revenues	778	—
Gain (loss) on derivatives, net	5,674	(1,945)
Total revenues	72,788	56,984
Operating costs and expenses
Lease operating expenses	22,537	20,805
Production and ad valorem taxes	5,483	4,130
Other operating expenses	945	—
Impairment of proved oil and natural gas properties	31,160	24,746
Impairment of proved oil and natural gas properties held for sale	—	296
Depreciation, depletion and amortization	16,751	17,713
Dry holes and abandonments of unproved properties	612	—
Accretion of discount on asset retirement obligations	721	520
General and administrative	6,311	5,719
Total operating costs and expenses	84,520	73,929
Loss on sales of oil and natural gas properties, net	(509)	(3,950)
Loss from operations	(12,241)	(20,895)
Other (expense) income
Interest income	3	11
Interest expense	(6,010)	(6,472)
Other (expense) income	(15)	60
Gain (loss) on settlements of asset retirement obligations	10	(37)
Total other expense	(6,012)	(6,438)
Net loss	(18,253)	(27,333)
Less: Distributions to preferred unitholders	4,456	3,063
Less: General partner's interest in net loss	(214)	(324)
Limited partners' interest in net loss	$(22,495)	$(30,072)

Limited partners' interest in net loss per unit
Basic and diluted	$(0.74)	$(0.99)
Weighted average limited partner units outstanding
Limited partner units (basic and diluted)	30,328	30,002

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(18,253)	$(27,333)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	16,751	17,713
Debt issuance costs amortization	678	1,384
Accretion of discount on asset retirement obligations	721	520
Impairment of proved oil and natural gas properties	31,160	24,746
Impairment of proved oil and natural gas properties held for sale	—	296
Dry holes and abandonments of unproved properties	612	—
(Gain) loss on settlements of asset retirement obligations	(10)	37
Cash paid for settlements of asset retirement obligations	(128)	(95)
Mark to market on derivatives
(Gain) loss on derivatives, net	(5,674)	1,945
Cash settlements paid for matured derivatives	(6,928)	(369)
Cash settlements received from early termination of derivatives	—	582
Cash premiums paid for derivatives, net	(401)	(5,048)
Loss on sales of oil and natural gas properties	509	3,950
Non-cash equity-based compensation	744	434
Changes in operating assets and liabilities
Accounts receivable	1,571	40
Other receivables	(204)	150
Prepaids and other	(61)	(655)
Accounts payable - trade and accrued liabilities	(210)	427
Accounts payable - related parties	1,708	(1,478)
Net cash provided by operating activities	22,585	17,246
Cash Flows from Investing Activities
Acquisitions of oil and natural gas properties	(21,243)	(5,034)
Additions to oil and natural gas properties	(8,617)	(9,947)
Additions to other property and equipment	—	(137)
Proceeds from sales of oil and natural gas properties	1,044	22,115
Net cash (used in) provided by investing activities	(28,816)	6,997
Cash Flows from Financing Activities
Proceeds from line of credit	22,000	6,000
Payments on line of credit	(28,000)	(29,000)
Offering costs	—	(99)
Debt issuance costs	(681)	(171)
Proceeds from sale of Class B convertible preferred units, net of offering costs	14,847	—
Distributions to Class A convertible preferred units	(2,500)	(1,500)
Distributions to Class B convertible preferred units	(800)	—
Net cash provided by (used in) financing activities	4,866	(24,770)
Net decrease in cash and cash equivalents	(1,365)	(527)
Beginning cash and cash equivalents	1,832	2,359
Ending cash and cash equivalents	$467	$1,832

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

	General	Limited Partner		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2016	$(248)	29,912	$111,898	$111,650
Equity-based compensation	—	179	434	434
Distributions to Class A convertible preferred units	—	—	(2,000)	(2,000)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(1,063)	(1,063)
Net loss	(324)	—	(27,009)	(27,333)
Balance, December 31, 2017	(572)	30,091	82,260	81,688
Equity-based compensation	—	345	744	744
Distributions to Class A convertible preferred units	—	—	(2,000)	(2,000)
Distributions to Class B convertible preferred units	—	—	(1,100)	(1,100)
Allocation of value to beneficial conversion feature of Class B convertible preferred units	—	—	686	686
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(1,181)	(1,181)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(175)	(175)
Net loss	(214)	—	(18,039)	(18,253)
Balance, December 31, 2018	$(786)	30,436	$61,195	$60,409

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2018 and 2017, and the results of operations, cash flows and changes in equity for the years then ended December 31, 2018 and 2017. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our subsidiary is Mid-Con Energy Properties. All intercompany transactions and account balances have been eliminated. We aggregate all of our oil and natural gas properties into one business segment engaged in the development and production of oil and natural gas properties.

Reclassifications

The consolidated statements of operations for the prior year includes reclassifications from lease operating expenses to production and ad valorem taxes to conform to the current presentation. Such reclassifications have no impact on previously reported net loss.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Depletion and impairment of oil and natural gas properties, in part, are determined using estimates of proved oil and natural gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved oil and natural gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves and commodity price outlooks. Other significant estimates include, but are not limited to, ARO, fair value of assets acquired and liabilities assumed in business combinations and asset acquisitions and fair value of derivative financial instruments.

Cash and cash equivalents

We consider all cash on hand, depository accounts held by banks and money market accounts with an original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are generated from the sale of oil and natural gas to various customers. We routinely assess the financial strength of our customers and bad debts are recorded based on an account level review after all means of collection have been exhausted, and the potential recovery is considered remote. At December 31, 2018 and 2017, we did not have any reserves for doubtful accounts and we did not incur any expenses related to bad debts in any period presented.

Revenue recognition

We adopted ASC 606 effective January 1, 2018, using the modified retrospective approach. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Under ASC 605, we followed the sales method of accounting for oil and natural gas sales revenues in which revenues were recognized on our share of actual proceeds from oil and natural gas sold to purchasers. Revenue recognition required for our oil and natural gas sales contracts by ASC 606 does not differ from revenue recognition required under ASC 605 to account for such contracts. Therefore, we concluded that there was no change in our revenue recognition under ASC 606 and the cumulative effect of applying the new standard to all outstanding contracts as of January 1, 2018, did not result in an adjustment to retained earnings. We had no significant natural gas imbalances at December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, we did not extract NGLs from our natural gas production prior to the sale and transfer of title of the natural gas stream to our purchasers. While some of our purchasers extracted NGLs from the natural gas stream sold by us to them, we had no ownership in such NGLs. Therefore, we do not report NGLs in our production or proved reserves.

Revenue from Contracts with Customers. Under our oil and natural gas sales contracts, enforceable rights and obligations arise at the time production occurs on dedicated leases as the Partnership promises to deliver goods in the form of oil or natural gas production on contractually-specified leases to the purchasers. Sales of oil and natural gas are recognized at the point that control of the product is transferred to the customer; title and risk of loss to the product generally transfers at the delivery point specified in the contract. The Partnership commits and dedicates for sale all of the crude oil or natural gas production from contractually agreed-upon leases to the purchaser. Our oil contract pricing provisions are tied to a market index, with certain marketing adjustments, including location and quality differentials as well as certain embedded marketing fees. Our natural gas sales revenues are a percentage of the proceeds received by the purchaser for selling the volume of gas produced by the Partnership on a monthly basis. The purchaser sells the volume of natural gas at index rates per Mcf. Payment is typically received 30 to 60 days after the date production is delivered.

Transaction Price Allocated to Remaining Performance Obligations. Our product sales are generally short-term in nature, with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14, exempting the Partnership from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For our crude oil sales and natural gas sales contracts, the variable consideration related to variable production is not estimated because the uncertainty related to the consideration is resolved as the Bbl of oil and Mcf of natural gas are transferred to the customer each day. Therefore, we have utilized the practical expedient in ASC 606-10-50-14(a), which states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations for specific situations in which the Partnership does not need to estimate variable consideration to recognize revenue.

Contract Balances. Our product sales contracts do not give rise to contract assets or liabilities under ASC 606.

Oil and natural gas properties

Our oil and natural gas development and production activities are accounted for using the successful efforts method. Under this method all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs are expensed. Capitalized costs of proved properties are depleted using the units-of-production method based on proved reserves on a field basis. The depreciation of capitalized production equipment is based on the units-of-production method using proved developed reserves on a field basis. Capitalized costs of individual properties abandoned or retired are charged to accumulated depletion, depreciation and amortization. Proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire amortization base (field) is sold or abandoned.

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

Costs of significant proved non-producing properties and wells in the process of being drilled are excluded from depletion until such time as the proved reserves are established or impairment is determined. Costs of significant development projects are excluded from depletion until the related project is completed. We capitalize interest, if debt is outstanding, on expenditures for significant development projects until such projects are ready for their intended use. We had no capitalized interest during any of the periods presented. We review our long-lived assets to be held and used, including proved oil and natural gas properties whenever events or circumstances indicate that the carrying value may be greater than management’s estimates of its future net cash flows, including cash flows from proved reserves. The need to test an asset for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the sum of estimated undiscounted future net cash flows, an impairment expense is recognized for the difference between the estimated fair value and the carrying value of the assets. We review our oil and natural gas properties by amortization base (field) or by individual well for those wells not constituting part of an amortization base. These evaluations involve a significant amount of judgment since the results are based on estimated future events, such as future sales prices for oil and natural gas, future costs to produce these products, estimates of future oil and natural gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. Cash flow estimates for the impairment testing exclude derivative instruments used to mitigate the price risk related to lower future oil and natural gas prices.

We have obligations under our lease agreements and federal regulations to remove equipment and restore land at the end of oil and natural gas production operations. These ARO are primarily associated with plugging and abandoning wells. We typically incur this liability upon acquiring or drilling a well. Determining the future restoration and removal requires management to make estimates and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. We estimate the future plugging and abandonment costs of wells, the ultimate productive life of the properties, a risk adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. We are required to record the fair value of a liability for the ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We review our assumptions and estimates of future ARO on an annual basis, or more frequently, if an event or circumstances occur that would impact our assumptions. To the extent future revisions to these assumptions impact the present value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. The liability is accreted each period toward its future value. The discounted capitalized cost is amortized to expense through the depreciation calculation over the life of the asset based on proved developed reserves. Upon settlement of the liability, a gain or loss is recognized to the extent the actual costs differ from the recorded liability. See Note 7 for additional information.

Derivatives and hedging

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivatives (commodity price and differential swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders.

Derivatives are recorded at fair value and are presented on a net basis on the consolidated balance sheets as assets or liabilities. We net the fair value of derivatives by counterparty where the right of offset exists and determine the fair value of our derivatives by utilizing certain pricing models to validate the data provided by third parties. See Note 6 Fair Value Disclosures for more information.

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

Non-cash Investing and Supplemental Cash Flow Information

The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017
Non-cash investing information
Change in oil and natural gas properties - accrued capital expenditures	$348	$(310)
Change in oil and natural gas properties - accrued acquisitions	$1,506	$—
Supplemental cash flow information
Cash paid for interest	$5,052	$5,041

Recently Issued Accounting Standards

Leases. In February 2016, the FASB issued new guidance in ASC 842, Leases ("ASC 842"), which will supersede the current guidance in ASC 840, Leases ("ASC 840"). The core principle of the new guidance is that a lessee should recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for leases currently classified as operating leases. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election, by class of underlying asset, not to recognize lease assets and lease liabilities. In January 2018, the FASB issued new guidance in ASC 842 to provide an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840.

In July 2018, the FASB issued new guidance in ASC 842 to provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with ASC 840. An entity that elects this transition method must provide the required ASC 840 disclosures for all periods that continue to be reported in accordance with ASC 840.

The amendments in these ASCs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The primary effect on the Partnership's consolidated financial statements will be to record assets and obligations for contracts currently recognized as operating leases with a term greater than 12 months and to evaluate operating leases with a term less than or equal to 12 months for accounting policy election. As of December 31, 2018, we estimate that the adoption and implementation of ASC 842 will not result in a material increase in assets and liabilities on the consolidated balance sheet or to the consolidated statement of operations.

The Partnership has made certain accounting policy decisions including that it plans to adopt the short-term lease recognition exemption and establish a balance sheet recognition capitalization threshold. We will utilize the modified retrospective approach to adopting the new standard that will be applied at the beginning of the period adopted, January 1, 2019. We will utilize the transition package of expedients to leases that commenced before the effective date. The Partnership expects for certain lessee asset classes to elect the practical expedient and not separate lease and non-lease components. For these asset classes, the agreements will be accounted for as a single lease component.

Codification Improvements. In July 2018, the FASB issued ASU 2018-09, “Codification Improvements,” (“ASU 2018-09”) which makes amendments to multiple codification topics to clarify, correct errors in, or make minor improvements to the accounting standards codification. The effective date of the standard is dependent on the facts and circumstances of each amendment. Some amendments do not require transition guidance and will be effective upon the issuance of this standard. Many of the amendments in ASU 2018-09 will be effective in annual periods beginning after December 15, 2018. We will adopt this standard in the first quarter of 2019. We are still evaluating the impact of this standard.

On August 17, 2018, the SEC issued a final rule that amends certain of its disclosure requirement that have become redundant, duplicative, overlapping, outdated or superseded, in light of other disclosure requirements, U.S. GAAP or changes in the information environment. The amendments are intended to facilitate the disclosure of information to investors and simplify compliance without significantly altering the total mix of information provided to investors. The final rule amends numerous SEC rules, items and forms covering a diverse group of topics, including, but not limited to, changes in stockholders’ equity. The final rule extends to interim periods the annual disclosure requirement in the SEC Regulation S-X, rule 3-04, of presenting changes in stockholders’ equity. The registrants will be required to analyze changes in stockholders’ equity in the form of a reconciliation for the current quarter and year-to-date interim periods and comparative periods in the prior year. The final rule became effective for all filings submitted on or after November 5, 2018.

Note 3. Acquisitions, Divestitures and Assets Held for Sale

Acquisitions

We adopted ASU 2017-01, “Business Combinations (Topic 805)” effective January 1, 2018. We now evaluate all acquisitions to determine whether they should be accounted for as business combinations or asset acquisitions. The guidance provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the acquired assets is concentrated in a single asset or a group of similar assets, the set is not a business. If the screen is not met, to be considered a business, the set must include an input and a substantive process that together significantly contribute to the ability to create output.

Acquisitions – Asset Acquisitions

During the year ended December 31, 2018, through multiple transactions, we acquired 122,180 net acres of additional leasehold and additional working interests in 352 producing wells (as of December 31, 2018), in Oklahoma and Wyoming, for aggregate purchase price of $15.4 million, net of post-closing adjustments. These acquisitions were accounted for as asset acquisitions.

Acquisitions – Business Combinations

The assets and liabilities assumed in the acquisitions of business combinations were recorded in our unaudited condensed consolidated balance sheets at their estimated fair values as of the acquisition date using assumptions that represent Level 3 fair value measurement inputs. See Note 5 in this section for additional discussion of our fair value measurements. Results of operations attributable to the acquisition subsequent to the closing were included in our unaudited condensed consolidated statements of operations.

Pine Tree

In January 2018, we acquired multiple oil and gas properties located in Campbell and Converse Counties, Wyoming. The Pine Tree acquisition was accounted for as a business combination. We acquired Pine Tree for cash consideration of $8.4 million, after final post-closing purchase price adjustments.

The recognized fair values of the Pine Tree assets acquired and liabilities assumed are as follows:

(in thousands)
Fair value of net assets acquired
Proved oil and natural gas properties	$8,833
Total assets acquired	8,833
Fair value of net liabilities assumed
Asset retirement obligation	463
Net assets acquired	$8,370

The following table presents revenues and expenses of the acquired oil and natural gas properties included in the accompanying consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017
Oil and natural gas sales	$1,116	$—
Expenses(1)	$714	$—

(1) Expenses include LOE, production and ad valorem taxes, accretion and depletion.

Wheatland

In June 2017, we acquired multiple oil and natural gas properties located in Oklahoma and Cleveland Counties, Oklahoma, for cash consideration of $4.0 million, after final post-closing purchase price adjustments. The Wheatland acquisition was accounted for as a business combination.

The recognized fair values of the assets acquired and liabilities assumed are as follows:

(in thousands)
Fair value of net assets acquired
Proved oil and natural gas properties	$4,305
Other property and equipment	132
Total assets acquired	4,437
Fair value of net liabilities assumed
Asset retirement obligation	407
Net assets acquired	$4,030

The following table presents revenues and expenses of the acquired oil and natural gas properties included in the accompanying consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017
Oil and natural gas sales	$2,774	$1,373
Expenses(1)	$2,085	$1,009

(1) Expenses include LOE, production and ad valorem taxes, accretion and depletion.

Divestitures

Effective at closing, the operations and cash flows of the following divested properties were eliminated from our ongoing operations, and we have no continuing involvement in these properties. The divestitures did not represent a strategic shift and did not have a major effect on our operations or financial results.

Nolan County

In January 2018, we completed the sale of certain oil and natural gas proved properties in Nolan County, Texas, for $1.5 million, after final post-closing purchase price adjustments. These properties were deemed to meet held for-sale-accounting criteria as of December 31, 2017, and impairment of $0.3 million was recorded to reduce the carrying value of these assets to their estimated fair value of $1.5 million at December 31, 2017; therefore, no gain or loss was realized on the sale in 2018.

The following table presents revenues and expenses of the divested oil and natural gas properties that were included in the accompanying consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017
Oil and natural gas sales	$—	$564
Expenses(1)	$—	$770

(1) Expenses include LOE, production and ad valorem taxes, accretion, depletion, and impairment.

Southern Oklahoma

In December 2017, we sold the properties located in Southern Oklahoma for cash proceeds, net of expenses, of $21.5 million, after final post-closing purchase price adjustments, and we recognized a loss on the sale of $0.5 million and $4.2 million for the years ended December 31, 2018, and December 31, 2017, respectively.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2018	2017
Oil and natural gas sales	$(4)	$9,252
Expenses(1)	$(17)	$7,419

(1) Expenses include LOE, production and ad valorem taxes, accretion and depletion.

Assets Held for Sale

Land in Southern Oklahoma met held-for-sale criteria as of December 31, 2018, and December 31, 2017. The carrying value of $0.4 million was presented in “Assets held for sale, net” on our consolidated balance sheet.

As of December 31, 2017, certain oil and natural gas properties in Nolan County, Texas, were deemed to meet held-for-sale criteria. The net asset value of the Nolan County divestiture of $1.6 million was presented in “Assets held for sale, net” and a net liability of $0.1 million was presented in “Liabilities related to assets held for sale” on our consolidated balance sheet.

Note 4. Equity Awards

We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its affiliates, including Mid-Con Energy Operating and ME3 Oilfield Service, who perform services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, unrestricted units, restricted units, phantom units, distribution equivalent rights granted with phantom units and other types of awards. The Long-Term Incentive Program is administered by Charles R. Olmstead, Executive Chairman of the Board, and Jeffrey R. Olmstead, President and Chief Executive Officer, and approved by the Board. If an employee terminates employment prior to the restriction lapse date, the awarded units are forfeited and canceled and are no longer considered issued and outstanding.

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at December 31, 2018:

Number of Common Units
Approved and authorized awards	3,514,000
Unrestricted units granted	(1,300,538)
Restricted units granted, net of forfeitures	(399,424)
Equity-settled phantom units granted, net of forfeitures	(932,669)
Awards available for future grant	881,369

We recognized $0.7 million and $0.4 million of total equity-based compensation expense for the years ended December 31, 2018 and 2017, respectively. These costs are reported as a component of G&A in our consolidated statements of operations.

Unrestricted Unit Awards

During the year ended December 31, 2018, we granted 87,832 unrestricted units with an average grant date fair value of $1.79 per unit. During the year ended December 31, 2017, we granted 25,400 unrestricted units with an average grant date fair value of $2.65 per unit.

Restricted Unit Awards

All restricted units were vested as of December 31, 2018. A summary of our restricted unit awards for the years ended December 31, 2018 and 2017, is presented below:

	Number of Restricted Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2016	76,922	5.67
Units granted	—	—
Units vested	(69,560)	6.39
Units forfeited	(1,000)	5.42
Outstanding at December 31, 2017	6,362	5.42
Units granted	—	—
Units vested	(6,362)	5.42
Units forfeited	—	—
Outstanding at December 31, 2018	—	$—

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over a period of two or three years. During the year ended December 31, 2018, we granted 450,000 equity-settled phantom units with a two-year vesting period and 44,500 equity-settled phantom units with a three-year vesting period. During the year ended December 31, 2017, we granted 27,000 equity-settled phantom awards with a two-year vesting period and 14,500 equity-settled phantom awards with a three-year vesting period. As of December 31, 2018, there were $0.4 million of unrecognized compensation costs related to equity-settled phantom units. These costs are expected to be recognized over a weighted average period of seventeen months.

A summary of our equity-settled phantom unit awards for the years ended December 31, 2018 and 2017, is presented below:

	Number of Equity-Settled Phantom Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2016	287,659	1.64
Units granted	41,500	1.60
Units vested	(153,833)	1.70
Units forfeited	(57,831)	1.96
Outstanding at December 31, 2017	117,495	1.45
Units granted	494,500	1.74
Units vested	(257,829)	1.63
Units forfeited	(3,000)	1.31
Outstanding at December 31, 2018	351,166	$1.73

Note 5. Derivative Financial Instruments

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (commodity price and differential swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. We account for our commodity derivative contracts at fair value. See Note 6 in this section for a description of our fair value measurements.

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

At December 31, 2018, our commodity derivative contracts were in a net asset position with a fair value of $8.1 million, whereas at December 31, 2017, our commodity derivative contracts were in a net liability position with a fair value of $4.9 million. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. During the two years ended December 31, 2018 and 2017, all of our counterparties have performed pursuant to their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2018 and 2017:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2018
Assets
Derivative financial instruments - current asset	$5,705	$(39)	$5,666
Derivative financial instruments - long-term asset	2,418	—	2,418
Total	8,123	(39)	8,084

Liabilities
Derivative financial instruments - current liability	(39)	39	—
Total	(39)	39	—
Net Asset	$8,084	$—	$8,084

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2017
Assets
Derivative financial instruments - current asset	$39	$(39)	$—
Total	39	(39)	—

Liabilities
Derivative financial instruments - current liability	(3,890)	(362)	(4,252)
Derivative deferred premium - current liability	(401)	401	—
Derivative financial instruments - long-term liability	(666)	—	(666)
Total	(4,957)	39	(4,918)
Net Liability	$(4,918)	$—	$(4,918)

The following table presents the impact of derivative financial instruments and their location within the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2018	2017
Net settlements on matured derivatives(1)	$(6,928)	$(369)
Net settlements on early terminations of derivatives(1)	—	582
Net change in fair value of derivatives	12,602	(2,158)
Total gain (loss) on derivatives, net	$5,674	$(1,945)

(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

At December 31, 2018 and 2017, our commodity derivative contracts had maturities at various dates through September 2020 and were comprised of commodity price and differential swaps, put and collar contracts. At December 31, 2018, we had the following oil derivatives net positions:

Period Covered	Differential Fixed Price	Weighted Average Fixed Price	Total Bbls Hedged/day	Index
Swaps - 2019	$—	$56.14	1,779	NYMEX-WTI
Swaps - 2019	$(20.15)	$—	137	WCS-CRUDE-OIL
Swaps - 2020	$—	$54.81	1,199	NYMEX-WTI

At December 31, 2017, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2018	$51.33	$—	$—	444	NYMEX-WTI
Puts - 2018	$—	$45.00	$—	164	NYMEX-WTI
Collars - 2018	$—	$44.38	$55.52	1,315	NYMEX-WTI
Swaps - 2019	$51.48	$—	$—	427	NYMEX-WTI

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 during the years ended December 31, 2018 and 2017.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation approach or related inputs for the years ended December 31, 2018 and 2017.

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

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
December 31, 2018
Derivative financial instruments - asset	$—	$8,123	$—	$8,123
Derivative financial instruments - liability	$—	$39	$—	$39
December 31, 2017
Derivative financial instruments - asset	$—	$39	$—	$39
Derivative financial instruments - liability	$—	$4,556	$—	$4,556
Derivative deferred premiums - liability	$—	$—	$401	$401

A summary of the changes in Level 3 fair value measurements for the periods presented are as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Balance of Level 3 at beginning of period	$(401)	$(5,449)
Derivative deferred premiums - settlements	401	5,048
Balance of Level 3 at end of period	$—	$(401)

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

Acquisitions

The estimated fair values of proved oil and natural gas properties acquired in business combinations are based on a discounted cash flow model and market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates at the acquisition date. Based on the unobservable nature of certain of the inputs, the estimated fair value of the oil and natural gas properties acquired is deemed to use Level 3 inputs. See Note 3 in this section for further discussion of our acquisitions.

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

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value of the assets. For the years ended December 31, 2018 and 2017, we recorded non-cash impairment of $31.2 million and $24.7 million, respectively.

When oil and natural gas properties are deemed to meet held-for-sale accounting criteria, non-cash impairment expense is recorded to reduce the carrying amount of those assets to their fair value. For the year ended December 31, 2017, we recorded non-cash impairment of $0.3 million related to certain oil and natural gas properties located in Nolan County, Texas, deemed to meet held-for-sale accounting criteria as of December 31, 2017. See Note 3 in this section for additional information regarding the divestiture.

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

For the years ended December 31, 2018 and 2017, our ARO were reported as “Asset retirement obligations” in our consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

	Year Ended December 31,
(in thousands)	2018	2017
Asset retirement obligations - beginning of period	$10,326	$11,331
Liabilities incurred for new wells and interest	15,497	759
Liabilities settled upon plugging and abandoning wells	(138)	(57)
Liabilities removed upon sale of wells	(399)	(2,152)
Revision of estimates	(6)	(75)
Accretion expense	721	520
Asset retirement obligations - end of period	$26,001	$10,326

Note 8. Debt

At December 31, 2018 and 2017, we had outstanding borrowings under our revolving credit facility of $93.0 million and $99.0 million, respectively. Borrowings under the facility are secured by liens on not less than 90% of the value of our proved reserves.

The borrowing base of our revolving credit facility is collectively determined by our lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other variables. The borrowing base is subject to scheduled redeterminations in the spring and fall of each year with an additional redetermination, either at our request or at the request of the lenders, during the period between each scheduled borrowing base redetermination. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract. The next regularly scheduled semi-annual redetermination is expected to occur before or during the second quarter of 2019.

Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.75% to 3.75% per annum according to the borrowing base usage. For the year ended December 31, 2018, the average effective rate was 5.39%. Any unused portion of the borrowing base will be subject to a commitment fee of 0.50% per annum. Letters of credit are subject to a letter of credit fee that varies from 2.75% to 3.75% according to usage.

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

During the quarter ended September 30, 2017, we were not in compliance with our leverage ratio calculation. On November 10, 2017, the Partnership received a waiver from the Administrative Agent and the Lenders of our revolving credit facility waiving the noncompliance through December 15, 2017. On December 22, 2017, Amendment 11 to the credit agreement was finalized. The amendment extended the waiver of the leverage ratio default until January 31, 2018. This amendment decreased our borrowing base to $115.0 million effective December 22, 2017, and required the facility usage not exceed $100.0 million. The amendment also required that the cash proceeds received from the Southern Oklahoma divestiture on December 22, 2017, and the Nolan County divestiture on January 9, 2018, be applied to the borrowings outstanding. See Note 3 in this section for more information regarding these divestitures.

On January 31, 2018, Amendment 12 to the credit agreement was executed, extending the maturity of our credit facility from November 2018 until November 2020, and increasing the borrowing base of our revolving credit facility to $125.0 million. The lenders also waived any default or event of default that occurred as a result of our failure to maintain the required leverage ratios for the quarter ended September 30, 2017. The amendment also required us to have a minimum liquidity of 20% to make cash distributions to the Preferred Unitholders.

During the fall 2018 semi-annual borrowing base redetermination of our revolving credit facility completed in December 2018, the lender group increased our borrowing base to $135.0 million effective December 19, 2018. There were no changes to the terms or conditions of the credit agreement. As of December 31, 2018, we were in compliance with our financial covenants.

Note 9. Commitment and Contingencies

Leases

We lease corporate office space in Tulsa, Oklahoma, Abilene, Texas, and Gillette, Wyoming. For the years ended December 31, 2018 and 2017, total lease expenses were $0.3 million. These expenses are included in general and administrative expenses in our consolidated statements of operations.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)
2019	$484
2020	469
2021	471
Total	$1,424

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

Employment Agreements

Our general partner has entered into employment agreements with Charles R. Olmstead, Executive Chairman of the Board and Jeffrey R. Olmstead, President and Chief Executive Officer. The employment agreements automatically renew for one-year terms on August 1st of each year unless either we or the employee gives written notice of termination by the preceding February. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities and authority as the Board may specify from time to time, in roles consistent with such positions that are assigned to them. The agreements stipulate that if there is a change of control, termination of employment, with cause or without cause, or death of the executive certain payments will be made to the executive officer. These payments, depending on the reason for termination, currently range from $0.3 million to $0.6 million, including the value of vesting of any outstanding units.

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

Note 10. Equity

Common Units

At December 31, 2018 and 2017, the Partnership’s equity consisted of 30,436,124 and 30,090,463 common units, respectively, representing a 98.8% limited partnership interest in us.

On May 5, 2015, we entered into an Equity Distribution Agreement to sell, from time to time through or to the Managers (as defined in the agreement), up to $50.0 million in common units representing limited partner interests. In connection with the purchase agreement for the Class A Preferred Units described below, we suspended sales of common units pursuant to the Equity Distribution Agreement effective as of the closing date until August 11, 2021, without the consent of a majority of the holders of the outstanding Preferred Units.

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of December 31, 2018, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors.

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

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit. Proceeds from this issuance were used to fund an acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million in connection with the issuance of these Class A Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million) and the beneficial conversion feature ($6.0 million). Accretion of the beneficial conversion feature was $1.2 million and $1.1 million for the years ended December 31, 2018 and 2017, respectively. The registration statement registering resales of common units issued or to be issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

At December 31, 2018, the Partnership had accrued $0.5 million for the fourth quarter 2018 distributions that will be paid in cash in February 2019. The following table summarizes cash distributions paid on our Class A Preferred Units during the year ended December 31, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2018	July 1, 2017 - December 31, 2017	$0.0860	$1,000
May 15, 2018	January 1, 2018 - March 31, 2018	$0.0430	$500
August 22, 2018	April 1, 2018 - June 30, 2018	$0.0430	$500
November 14, 2018	July 1, 2018 - September 30, 2018	$0.0430	$500

The following table summarizes cash distributions paid on our Class A Preferred Units during the year ended December 31, 2017:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2017	October 1, 2016 - December 31, 2016	$0.0430	$500
May 15, 2017	January 1, 2017 - March 31, 2017	$0.0430	$500
August 14, 2017	April 1, 2017 - June 30, 2017	$0.0430	$500

Class B Preferred Units

On January 31, 2018, we completed a private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Class B Preferred Units were issued at a price of $1.53 per Class B Preferred Unit. Proceeds from this issuance were used to fund the acquisition of certain oil and natural gas properties located in Campbell and Converse Counties, Wyoming, and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $14.9 million in connection with the issuance of these Class B Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class B Preferred Units ($14.2 million) and the beneficial conversion feature ($0.7 million). Accretion of the beneficial conversion feature was $0.2 million for the twelve months ended December 31, 2018. The registration statement registering resales of common units issued or to be issued upon conversion of the Class B Preferred Units was declared effective by the SEC on May 25, 2018.

At December 31, 2018, the Partnership had accrued $0.3 million for the fourth quarter 2018 distribution that will be paid in cash in February 2019. The following table summarizes cash distributions paid on our Class B Preferred Units during the twelve months ended December 31, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
May 15, 2018	February 1, 2018 - March 31, 2018	$0.0204	$200
August 22, 2018	April 1, 2018 - June 30, 2018	$0.0306	$300
November 14, 2018	July 1, 2018 - September 30, 2018	$0.0306	$300

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

Services Agreement

We are party to a services agreement with our affiliate, Mid-Con Energy Operating, pursuant to which Mid-Con Energy Operating provides certain services to us, including managerial, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. These expenses are included in G&A in our consolidated statements of operations.

Operating Agreements

We, along with various third parties with an ownership interest in the same property, are parties to standard oil and natural gas joint operating agreements with our affiliate, Mid-Con Energy Operating. We and those third parties pay Mid-Con Energy Operating overhead associated with operating our properties and for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements. The majority of these expenses were included in LOE in our consolidated statements of operations.

Oilfield Services

We are party to operating agreements, pursuant to which our affiliate, Mid-Con Energy Operating, bills us for oilfield services performed by our affiliates, ME3 Oilfield Service and ME2 Well Services. These amounts are either included in LOE in our consolidated statements of operations or are capitalized as part of oil and natural gas properties in our consolidated balance sheets.

Other Agreements

We are party to monitoring fee agreements with Bonanza Fund Management, Inc. (“Bonanza”), a Class A Preferred Unitholder, and Goff Focused Strategies, LLC (“GFS”), a Class B Preferred Unitholder, pursuant to which we pay Bonanza and GFS a quarterly monitoring fee in connection with monitoring the purchasers’ investments in the Preferred Units. These expenses were included in G&A in our consolidated statements of operations.

The following table summarizes the related party transactions for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017
Services agreement	$2,685	$2,443
Operating agreements	8,849	6,509
Oilfield services	3,941	3,377
Other Agreements	310	200
Total	$15,785	$12,529

At December 31, 2018, we had a net payable to our affiliate, Mid-Con Energy Operating, of $3.7 million, comprised of a joint interest billing payable of $3.7 million and a payable for operating services and other miscellaneous items of $1.2 million, offset by an oil and natural gas revenue receivable of $1.2 million. At December 31, 2017, we had a net payable to our affiliate Mid-Con Energy Operating of $1.6 million, comprised of a joint interest billing payable of $1.4 million and a payable for operating services of $0.2 million. These amounts were included in accounts payable-related parties in our consolidated balance sheets.

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

For the year ended December 31, 2018, sales of oil and natural gas to three purchasers accounted for 83% of our sales. At December 31, 2018, these purchasers accounted for 89% of our outstanding oil and natural gas accounts receivable. For the year ended December 31, 2017, sales of oil and natural gas to four purchasers accounted for 99% of our sales. At December 31, 2017, these purchasers accounted for 98% of our outstanding oil and natural gas accounts receivable. We believe that the loss of any one purchaser would not have a material adverse effect on our ability to sell our oil and natural gas production as other purchasers would be accessible. We have not experienced any significant losses due to uncollectible accounts receivable from these purchasers.

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

Note 15. Subsequent Events

Equity Awards

On January 21, 2019, the Board authorized the issuance of 50,000 unrestricted common units and 573,000 equity-settled phantom units.

Distributions

A cash distribution of $0.0430 per Class A Preferred Unit, or $0.5 million in aggregate, and a cash distribution of $0.0306 per Class B Preferred Unit, or $0.3 million in aggregate, was paid on February 14, 2019, to holders of record as of the close of business on February 7, 2019.

Strategic Transaction

In February 2019, we entered into definitive agreements to sell substantially all of our Texas assets for $60.0 million, subject to customary purchase price adjustments, and to acquire producing properties in Caddo, Grady and Osage Counties, Oklahoma for $27.5 million, subject to customary purchase price adjustments. These agreements are conditioned to close simultaneously on, or about, March 28, 2019, with an effective date the same as the closing date. Net cash proceeds from this transaction will be used to reduce outstanding borrowings on our revolving credit facility.

Commodity Derivative Contracts

On February 28, 2019, we entered into new oil derivative contracts covering a total 758,300 barrels of future production which extend from January 2020 through December 2021.

Note 16. Supplementary Information

Supplementary Oil and Natural Gas Activities

Costs incurred in oil and natural gas property acquisitions and development activities are presented below for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017
Property acquisition costs:
Proved	$20,158	$4,665
Unproved	1,085	369
Exploration	—	—
Development	8,617	9,947
Asset retirement obligations	15,491	684
Total costs incurred	$45,351	$15,665

Estimated Proved Oil and Natural Gas Reserves (Unaudited)

The Partnership’s proved oil and natural gas reserves are all located in the United States. The proved oil and natural gas reserves for the years ended December 31, 2018 and 2017, were prepared by our reservoir engineers and audited by CG&A, independent third party petroleum consultants. These reserve estimates have been prepared in compliance with the rules of the SEC. We emphasize that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates are expected to change as future information becomes available.

An analysis of the change in estimated quantities of oil and natural gas reserves are presented below for the periods indicated:

	Oil (MBbls)	Natural Gas (MMcf)	MBoe
Proved developed and undeveloped reserves:
As of December 31, 2016	18,210	6,124	19,231
Revisions of previous estimates (1)	2,355	168	2,383
Extensions, discoveries and other additions (2)	69	—	69
Purchases of reserves in place (3)	1,607	459	1,684
Sales of reserves in place (4)	(2,522)	(38)	(2,529)
Production	(1,209)	(431)	(1,281)
As of December 31, 2017	18,510	6,282	19,557
Revisions of previous estimates (1)	1,484	(1,045)	1,310
Extensions, discoveries and other additions (5)	72	—	72
Purchases of reserves in place (6)	4,968	1,713	5,253
Sales of reserves in place (7)	(133)	(172)	(162)
Production	(1,112)	(457)	(1,188)
As of December 31, 2018	23,789	6,321	24,842

Proved developed reserves:
December 31, 2017	13,512	4,586	14,276
December 31, 2018	17,634	6,059	18,643
Proved undeveloped reserves:
December 31, 2017	4,998	1,696	5,281
December 31, 2018	6,155	262	6,199

(1) Revisions represent changes in the previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such a commodity prices, operating costs or development costs.

(2) Extension of our Hardrock Field in the Texas core area as a result of drilling two successful step out wells in 2017.

(3) Represents the purchase of proved reserves as part of our Wheatland acquisition.

(4) Decrease due to the sale of our Southern Oklahoma properties.

(5) Extension of our Hardrock Field in the Texas core area as a result of drilling one successful step out well in 2018.

(6) Represents the purchase of proved reserves as part of our Oklahoma and Wyoming acquisitions.

(7) Decrease due to the sale of several small properties in the Texas core area.

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

The increase in quantities of proved reserves from December 31, 2017, to December 31, 2018, was due in part to commodity price increases of 1,975 MBoe which extended the economic lives of certain producing properties, offset in part by net downward revisions of 1,169 MBoe from certain recent results and development modifications. Increased oil production was seen as a response to water injection in our Oklahoma and Texas core areas, resulting in upward revisions to our proved reserves of 504 MBoe. Positive outcomes from step out drilling locations in the Texas core area resulted in an extension within our Hardrock Field and generated an increase in proved reserves of 72 MBoe. During 2018, the acquisition of the Oklahoma and Wyoming waterflood properties resulted in a positive revision of 5,253 MBoe, and the divestiture of several small properties in the Texas core area resulted in a decrease in proved reserves of 162 MBoe.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves (Unaudited)

The standardized measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, production, plugging and abandonment costs, discounted at the rate prescribed by the SEC. The standardized measure of discounted future net cash flow does not purport to be, nor should it be interpreted to represent, the fair market value of our proved oil and natural gas reserves. The following assumptions have been made:

•

in the determination of future cash inflows, sales prices used for oil and natural gas for the years ended December 31, 2018 and 2017, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month in such period;

•

future costs of developing and producing the proved oil and natural gas reserves were based on costs determined at each such period-end, assuming the continuation of existing economic conditions, including abandonment costs;

•	no future income tax expenses are computed for the Partnership, because we are a non-taxable entity; and
•	future net cash flows were discounted at an annual rate of 10%.

The standardized measure of discounted future net cash flow relating to estimated proved oil and natural gas reserves is presented below for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017
Future cash inflows	$1,494,349	$927,473
Future production costs	(694,862)	(444,673)
Future development costs, including abandonment costs	(92,973)	(50,868)
Future net cash flow	706,514	431,932
10% discount for estimated timing of cash flow	(358,261)	(224,719)
Standardized measure of discounted cash flow	$348,253	$207,213

The prices utilized in calculating our total proved reserves were $65.56 and $51.34 per Bbl of oil and $3.10 and $2.98 per MMBtu of natural gas for December 31, 2018 and 2017, respectively. These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions or other factors affecting the price received at the wellhead. Average adjusted prices used were $62.17 and $49.34 per Bbl of oil and $2.43 and $2.27 per Mcf of natural gas for December 31, 2018 and 2017, respectively. Adjusted natural gas price includes the sale of associated NGLs. During the years ended December 31, 2018 and 2017, we did not extract NGLs from our natural gas production prior to the sale and transfer of title of the natural gas stream to our purchasers. While some of our purchasers extracted NGLs from the natural gas stream sold by us to them, we had no ownership in such NGLs. Therefore, we do not report NGLs in our production or proved reserves. All wellhead prices are held flat over the life of the properties for all reserve categories.

Changes in the standardized measure of discounted future net cash flow relating to proved oil and natural gas reserves is presented below for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017
Standardized measure of discounted future net cash flow, beginning of year	$207,213	$157,285
Changes in the year resulting from:
Sales, less production costs	(38,316)	(33,994)
Revisions of previous quantity estimates	24,035	28,132
Extensions, discoveries and improved recovery	2,398	3,168
Net change in prices and production costs	102,480	61,504
Net change in income taxes	—	—
Changes in estimated future development costs	4,534	5,173
Previously estimated development costs incurred during the year	8,428	9,726
Purchases of reserves in place	50,242	13,826
Sales of reserves in place	(2,714)	(10,420)
Accretion of discount	20,721	15,729
Timing differences and other	(30,768)	(42,916)
Standardized measure of discounted future net cash flow, end of year	$348,253	$207,213

ITEM 9. CHANGES IN AND DISAGREEMETS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mid-Con Energy Partners, LP’s internal control over financial reporting was effective as of December 31, 2018.

/s/ Jeffrey R. Olmstead	/s/ Philip R. Houchin
Jeffrey R. Olmstead Chief Executive Officer	Philip R. Houchin Chief Financial Officer

March 13, 2019

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As is the case with many publicly traded partnerships, we do not directly employ officers, directors or employees. Our operations and activities are managed by our general partner. References to our officers and the Board therefore refer to the officers and the Board of our general partner. Our general partner is controlled by Charles R. Olmstead and Jeffrey R. Olmstead, the voting members of our general partner.

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

The Board has seven members. The NASDAQ listing rules do not require a listed limited partnership, like us, to have a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, all of whom are required to meet the independence and experience standards established by the NASDAQ listing rules and SEC rules.

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

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner. At February 28, 2019, the average tenure of the individuals listed below was approximately five years since the Initial Public Offering in December 2011.

Name	Age	Position with Mid-Con Energy GP, LLC
Charles R. "Randy" Olmstead	70	Executive Chairman of the Board
Jeffrey R. Olmstead	42	President, Chief Executive Officer and Director
Philip R. Houchin	41	Chief Financial Officer
Charles L. McLawhorn III	42	Vice President, General Counsel and Corporate Secretary
Sherry L. Morgan	51	Chief Accounting Officer
C. Fred Ball Jr. (1)	74	Director
John W. Brown (1)	72	Director
Wilkie S. Colyer Jr.	34	Director
Peter A. Leidel	62	Director
Cameron O. Smith (1)	68	Director
(1)	Member of the Audit Committee and the Conflicts Committee.

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

Jeffrey R. Olmstead, President, Chief Executive Officer, and Director, previously served as President, Chief Financial Officer of our general partner and Mid-Con Energy III, LLC, from June 2011 until August 2014. Mr. Olmstead was a member of the Board of Mid-Con Energy I, LLC, and Mid-Con Energy II, LLC, from 2007 until both entities were merged into the Partnership in December 2011. Mr. Olmstead previously served as Chief Financial Officer and Vice President of Primexx Energy Partners, Ltd., a privately held exploration and production company, from May 2010 until July 2011. From August 2006 until May 2010, Mr. Olmstead served as an Assistant Vice President at Bank of Texas/Bank of Oklahoma. Mr. Olmstead holds a Bachelor of Engineering degree in Electrical Engineering and Math from Vanderbilt University and a Master of Business Administration degree from the Owen School of Business at Vanderbilt University. Mr. Olmstead’s experience in the oil and natural gas industry and his finance background provides a critical resource to our Board.

Philip R. Houchin, Chief Financial Officer, became an officer in March 2018. Prior to joining us, Mr. Houchin was Executive Vice President and Chief Lending Officer of Patriot Bank. As a part of a management team and group of investors, Mr. Houchin assisted with the purchase of the bank in 2009 and eventual sale in 2017. Prior to Patriot Bank, Mr. Houchin held various positions with Summit Bank and Bank of Oklahoma as part of his 18 years in the commercial banking industry in Tulsa, Oklahoma. Mr. Houchin graduated from the University of Oklahoma with a Bachelor of Business Administration in Finance and from the Southwest Graduate School of Banking at the Cox Business School at Southern Methodist University.

Charles L. McLawhorn III, Vice President, General Counsel and Corporate Secretary of our general partner, became an officer in April 2016. From August 2009 to March 2016, Mr. McLawhorn held a series of positions with increasing responsibility, including Assistant General Counsel and Corporate Secretary, at Samson Resources Corporation, a privately held oil and gas company. Earlier in his career, Mr. McLawhorn was in private practice with McAfee & Taft from 2002 to 2009. Mr. McLawhorn graduated with a Bachelor of Science degree in Zoology from the University of Oklahoma and a Juris Doctor degree from the University of Oklahoma College of Law.

Sherry L. Morgan, Chief Accounting Officer, became an officer in July 2015, and previously served as our Assistant Controller from July 2008 until July 2015. Additionally, Ms. Morgan served as acting Principal Financial Officer from December 2017 to March 2018. Prior to joining us, Ms. Morgan served as Controller at Shamrock Oil & Gas, Inc., from 2006 to 2008. She also served as Controller for Nadel and Gussman, LLC, during 2006. Ms. Morgan served as Reporting and Joint Interest Coordinator at Newfield Exploration Mid-Continent, Inc., from 2000 to 2005. Previously, she was Assistant Controller at both Lariat Petroleum, Inc., and First Credit Solutions. Ms. Morgan began her career as an auditor at Deloitte and Touche, LLP. Ms. Morgan earned her Bachelor of Science in Business Administration with a degree in Accounting from Oklahoma State University. She is a Certified Public Accountant and a Certified Management Accountant.

C. Fred Ball Jr., Director, is the Chairman of the Audit Committee. Mr. Ball currently serves as Chief Operating Officer of Spyglass Trading, LP. Mr. Ball retired in January 2015 as Senior Chairman of the Board for Bank of Texas, a division of BOK Financial Corporation. During his 17-year tenure at Bank of Texas, Mr. Ball was elected to various executive positions including President, Chief Executive Officer and Chairman. Prior to Bank of Texas, he served as President of Comerica Securities, Inc., a subsidiary of Comerica Incorporated in Detroit. Mr. Ball currently serves on the Boards of BOK Financial Corporation, the National Teachers Associates Life Insurance Company, where he is also a member of the Audit Committee, and Southern Methodist University, where he resides on the Executive Board of the Edwin L. Cox School of Business. Mr. Ball earned his Bachelor of Science in Engineering and Master of Business Administration from Southern Methodist University. Mr. Ball brings extensive insights and the knowledge of finance and banking to our Board.

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

Wilkie S. Colyer Jr., Director, currently serves as President, CEO and Director of Contango Oil & Gas Company (“Contango”), a publicly traded oil and natural gas producer. Prior to joining Contango, Mr. Colyer was employed by Goff Capital, the family office of John Goff, from 2007 until August 2018. Most recently, he served as Principal for Goff Capital, Inc. and Senior Vice President, Investments of Goff Focused Strategies LLC, an exempt reporting advisor with the SEC and the State of Texas. Mr. Colyer was responsible for the firms’ energy investing and has held a material role in public and private investments in sectors including financial services and real estate, among others. Mr. Colyer currently serves on the Board of Directors of two oil and natural gas producers, Resolute Energy Corporation and Contango. Mr. Colyer received a Bachelor of Arts in Economics from the University of Texas at Austin. Mr. Colyer holds the Chartered Financial Analyst (“CFA”) designation and is a member of the CFA Society of Dallas-Fort Worth.

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

Cameron O. Smith, Director, is also Chairman of the Conflicts Committee. From 2011 to 2018, Mr. Smith served as an advisor to the energy group at Warburg Pincus, LLC, a private equity firm. From 2008 until December 2009, Mr. Smith served as a Senior Managing Director of Rodman & Renshaw, LLC, and as Head of the Rodman Energy Group, a sector vertical within Rodman & Renshaw, LLC. Mr. Smith retired from the Rodman Energy Group in December 2009. Mr. Smith founded, and from 1992 to 2008, served as a Senior Managing Director of COSCO Capital Management, LLC, an investment bank focused on private oil and natural gas corporate and project financing until Rodman & Renshaw, LLC, a full service investment bank, purchased the business and assets of COSCO Capital Management, LLC. Mr. Smith founded and ran Taconic Petroleum Corporation, an exploration company headquartered in Tulsa, Oklahoma, from 1978 to 1991. Mr. Smith served as exploration geologist, officer and director of several private family and public client companies from 1975 to 1985. Mr. Smith graduated with a Bachelor of Arts in Art History from Princeton University and a Master of Science degree in Geology from Pennsylvania State University. Mr. Smith brings extensive knowledge of the oil and natural gas industry, along with expertise in investment banking, to our Board.

Committees of the Board of Directors

The Board, has an Audit Committee and a Conflicts Committee, but does not have a Compensation Committee. The NASDAQ listing rules do not require a listed limited partnership to establish a Compensation Committee or a Nominating and Corporate Governance Committee. Equity grants to directors and employees are administered by the voting members of the general partner and approved by the Board.

Audit Committee

The Audit Committee consists of Messrs. Ball, Brown and Smith, with Mr. Ball serving as committee Chairman. The Audit Committee held four quarterly meetings in 2018. Our Board has affirmatively determined that each member of the Audit Committee meets the independence and experience standards established by the NASDAQ listing rules and the rules of the SEC. Our Board has also reviewed the financial expertise of Mr. Ball and affirmatively determined that he is an “Audit Committee Financial Expert,” as determined by the rules of the SEC. Our Board has adopted a written charter for our Audit Committee which is available on, and may be printed from, our website at www.midconenergypartners.com and is also available from the Corporate Secretary of Mid-Con Energy GP. Our independent registered public accounting firm is given unrestricted access to the Audit Committee and our management, as necessary.

During the last fiscal year, and earlier this year in preparation for the filing with the SEC of the Partnership’s Form 10-K for the year ended December 31, 2018, the Audit Committee:

•

reviewed and discussed the Partnership’s audited consolidated financial statements as of and for the year ended December 31, 2018, with management, the independent consultants and the independent registered public accountants;

•

considered the adequacy of the Partnership’s internal controls and the quality of its financial reporting, and discussed these matters with management, the independent consultants and the independent registered public accountants;

•

reviewed and discussed with the independent registered public accountants (i) their judgments as to the quality of the Partnership’s accounting policies, (ii) the written disclosures and letter from the independent registered public accountants required by Public Company Accounting Oversight Board Independence Rules, and the independent registered public accounts’ independence, and (iii) the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing Standard No. 1301, Communications with Audit Committees;

•

discussed with management, the independent consultants and the independent registered public accounts the process by which the Partnership’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer make the certifications required by the SEC in connection with filing of the Partnership’s periodic reports with the SEC, including reports on Forms 10-K and 10-Q;
•

pre-approved all auditing services and non-audit services to be performed for the Partnership by the independent registered public accounts as required by all the applicable rules promulgated pursuant to the Exchange Act, considered whether the rendering of non-audit services was compatible with maintaining Grant Thornton LLP’s independence, and concluded that Grant Thornton LLP’s independence was not compromised by the provision of such services (details regarding the fees paid to Grant Thornton LLP in fiscal year 2018 for audit services, tax services and all other services, are set forth in “Principal Accounting Fees and Services” below); and

•

based on the reviews and discussions referred to above, recommended to the Board that the audited consolidated financial statements referred to above to be included in the Partnership’s Form 10-K for the year ended December 31, 2018.

Conflicts Committee

The Conflicts Committee currently consists of Messrs. Ball, Brown and Smith, who meet the independence standards established by the NASDAQ listing rules and rules of the SEC. The Conflicts Committee has the authority to review specific matters that may present a conflict of interest in order to determine if the resolution of such conflict is “fair and reasonable” for our unitholders. In making such determination, the Conflicts Committee has the authority to engage advisors to assist it in carrying out its duties. The Conflicts Committee did not hold any meetings in 2018.

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

The management of enterprise-level risk is the process of identifying, managing and monitoring events that present opportunities and risks with respect to the creation of value for our unitholders. The Board has delegated to management the primary responsibility for enterprise-level risk management, including cybersecurity risks, while retaining responsibility for oversight of our executive officers in that regard. Our executive officers offer an enterprise-level risk assessment to the Board at least once every year.

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

Meetings and Other Information

The Board of Directors held four quarterly meetings and three special meetings in 2018. Our Partnership Agreement provides that the general partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders only have limited voting rights on matters affecting our business or governance. Accordingly, we do not hold annual meetings of unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file certain reports with the SEC and the NASDAQ concerning their beneficial ownership of such securities. Based solely on a review of the copies of reports on Form 3, Form 4 and Form 5 and amendments thereto furnished to us and written representations from the executive officers and directors, we believe that all filing requirements applicable to the officers and directors and greater than 10% unitholders were complied with for the fiscal year ended December 31, 2018, except for one late filing for each executive officer pertaining to the grant of unvested units during 2018.

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

Our “named executive officers” for the year ended December 31, 2018, were:

Jeffery R. Olmstead
Charles R. “Randy” Olmstead
Charles L. McLawhorn III

The foregoing report shall not be deemed to be incorporated by reference by any general statement or reference to this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those Acts.

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

Elements of Our Compensation Program and Why We Pay Each Element

To accomplish our objectives, we seek to offer a compensation program to our executive officers that, when valued in its entirety, serves to attract, motivate and retain executives with the character and expertise required for our growth and development. Our compensation program is comprised of four elements:

•	base salary;
•	short-term incentive payments in the form of discretionary cash bonuses;
•	short-term incentive payments in the form of long-term equity-based compensation; and
•	benefits.

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

Equity Compensation Plan Information as of February 28, 2019:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	268,369	(1)
Equity compensation plans not approved by security holders	—
Total	268,369
(1)	Represents common units.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2018 and 2017. All of these employees are paid by Mid-Con Energy Operating. We reimburse Mid-Con Energy Operating for a portion of their compensation according to the services agreement entered between us and Mid-Con Energy Operating.

Name and Principal Position	Year	Salary	Bonus	Unit Awards	All Other Compensation		Total
Jeffrey R. Olmstead	2018	$257,633	$29,000	$105,000	$4,869	(1)	$396,502
President, CEO and Director	2017	$249,900	$—	$—	$7,497	(1)	$257,397

Charles R. Olmstead	2018	$198,000	$25,000	$105,000	$4,537	(1)	$332,537
Executive Chairman of the Board	2017	$207,000	$—	$—	$6,210	(1)	$213,210

Charles L. McLawhorn III	2018	$150,942	$17,400	$78,750	$4,701	(1)	$251,793
VP, General Counsel and Secretary	2017	$139,824	$—	$—	$4,195	(1)	$144,019

(1) Includes Registrant’s contributions to a defined contribution plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2018:

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested (1)
Jeffrey R. Olmstead	40,000	(2)	$33,200

Charles R. Olmstead	40,000	(2)	$33,200

Charles L. McLawhorn III	30,000	(2)	$24,900
(1)	Based on the closing price of our common units at December 31, 2018.

(2) These restricted units vest equally over three years beginning March 1, 2018.

Potential Post-Employment Payments and Payments upon a Change in Control

The below table summarizes the material terms of the employee agreements that provide for payments to named executives in connection with the resignation, retirement or other termination of a named executive officer or a change in control:

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

The following tables reflect estimates of our allocated portion of the amount of incremental compensation due to each named executive officer in the event of such executive’s termination of employment upon death, disability or retirement, termination of employment without cause or termination of employment without cause or with good reason within three years following a change in control. The amounts shown assume that such termination was effective as of December 31, 2018, and are estimates of the allocated amounts which would be paid out to the executives upon such termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation of service.

Charles R. Olmstead	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following Change in Control
Cash Severance	$198,000	$198,000	$396,000
Restricted Stock/Units	33,200	33,200	33,200
Performance Shares/Units	41,500	41,500	41,500
Health & Welfare	36,630	36,630	36,630
Total	$309,330	$309,330	$507,330

Jeffrey R. Olmstead	Termination Upon Death, Disability or Retirement	Termination Without Cause	Qualifying Termination Following Change in Control
Cash Severance	$259,608	$259,608	$519,216
Restricted Stock/Units	33,200	33,200	33,200
Performance Shares/Units	41,500	41,500	41,500
Health & Welfare	54,846	54,846	54,846
Total	$389,154	$389,154	$648,762

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

In 2018, directors who were not officers or employees received an annual retainer of $30,000, with the chairman of the audit committee and chairman of the conflict committee receiving an additional annual fee of $5,000. In addition, each non-employee director receives $1,000 per meeting attended in person or by phone and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

The following table discloses the cash, unit awards and other compensation earned, paid or awarded to each of our non-management directors during the year ended December 31, 2018:

Name (1)	Fee Earned or Paid in Cash	Unit Awards (2)		Total
Peter Adamson III	$43,000	$17,500	(3)	$60,500
C. Fred Ball Jr.	$38,000	$17,500	(3)	$55,500
John W. Brown	$37,000	$22,750	(4)	$59,750
Wilkie S. Colyer Jr.	$34,000	$17,500	(3)	$51,500
Peter A. Leidel	$34,000	$17,500	(3)	$51,500
Cameron O. Smith	$43,000	$17,500	(3)	$60,500

(1) Messrs. Olmstead and Olmstead are not included in this table as they are employees of Mid-Con Energy Operating and receive no compensation for their services as directors.

(2) Reflects the fair value of the units granted in February 2018. There were no awards outstanding at fiscal year-end.

(3) Reflects 10,000 unit awards granted in February 2018.

(4) Reflects 13,000 unit awards granted in February 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 15, 2019, the following table sets forth the beneficial ownership of our voting securities that are owned by:

•	beneficial owners of more than 5% of our common units;
•	each of the directors and Named Executive Officers of our general partner; and
•	all directors, director nominees and executive officers of our general partner as a group.

Name of Beneficial Owner	Common Units Beneficially Owned (1)	Percentage of Common Units Beneficially Owned	Class A Preferred Units Beneficially Owned (2)	Percentage of Class A Preferred Units Beneficially Owned	Class B Preferred Units Beneficially Owned (2)	Percentage of Class B Preferred Units Beneficially Owned
Mid-Con Energy III, LLC(3)	3,714,659	12.1%	930,223	8.0%	522,875	5.3%
John C. Goff(4)	678,000	2.2%	4,790,697	41.2%	9,281,046	94.7%
Robert W. Stallings(5)	—	—%	1,860,465	16.0%	—	—%
James R. Reis(5)(6)	—	—%	1,627,907	14.0%	—	—%
Robert J. Raymond(7)	2,985,652	9.7%	232,558	2.0%	—	—%
Charles R. Olmstead(8)	814,178	2.7%	—	—%	—	—%
Jeffrey R. Olmstead(8)	532,429	1.7%	—	—%	—	—%
Charles L. McLawhorn III(8)	41,990	*	—	—%	—	—%
Sherry L. Morgan(8)	55,318	*	—	—%	—	—%
Philip R. Houchin(8)	105,000	*	—	—%	—	—%
C. Fred Ball Jr.(8)	111,310	*	—	—%	—	—%
Peter A. Leidel(8)	285,305	*	—	—%	—	—%
Cameron O. Smith(8)	67,340	*	—	—%	—	—%
Wilkie S. Colyer Jr.(8)	24,000	*	—	—%	—	—%
John W. Brown(8)	40,000	*	—	—%	—	—%
All named executive officers, directors and director nominees as a group (10 people)	2,076,870	6.8%	—	—%	—	—%

* Represents less than 1.0% of the outstanding class of voting securities.

(1) Beneficial ownership for the purposes of this table is defined by Rule 13d-3 under the Exchange Act. Under this rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers with sixty days. As of February 15, 2019, 30,658,958 common units were outstanding.

(2) In August 2016, we issued 11,627,906 Class A Preferred Units. In January 2018, we issued 9,803,921 Class B Preferred Units. Holders of our Preferred Units may elect to convert into common units representing limited partner interests in our partnership on a one-for-one basis at any time prior to August 11, 2021, in whole or in part, subject to certain conversion thresholds.

(3) C/o Mid-Con Energy GP, LLC, 2431 E. 61st Street, Suite 850, Tulsa, Oklahoma 74136. If Mid-Con Energy III, LLC converted all of their Preferred Units into common units, Mid-Con Energy III, LLC would be deemed to beneficially own, directly or indirectly, 5,167,757 common units or 14.4% of the common units outstanding.

(4) This disclosure is based on an amendment to the Schedule 13D filed with the SEC on January 3, 2019, on behalf of each of the following: (i) John C. Goff; (ii) Goff REN Holdings, LLC (“Goff REN”); (iii) Goff MCEP Holdings, LLC (“Goff MCEP Holdings”); (iv) The Goff Family Foundation (“Goff Foundation”); (v) Goff Capital, Inc. (“Goff Capital”); (vi) GFS REN GP, LLC (“GFS REN”); (vii) GFS Management, LLC (“GFS Management”); (viii) GFS; (ix) GFS Energy GP, LLC (“GFS Energy”); (x) GFT Strategies, LLC (“GFT”); (xi) John C. Goff 2010 Family Trust (“Goff Family Trust”); (xii) Goff Ren Holdings, LLC (“Goff Ren II”); (xiii) Goff MCEP II, LP (“Goff MCEP II”); (xiv) Goff Focused Energy Strategies, LP (“Goff Energy”); (xv) Goff Family Investments, LP (“Family Investments”); and (xvi) GFS MCEP GP, LLC (“GFS MCEP”). As of the date of such filing, John C. Goff may be deemed the beneficial owner of (1) 1,860,465 Class A Preferred Units and 784,314 Class B Preferred Units owned by Goff REN, (2) 2,697,674 Class A Preferred Units owned by Goff MCEP Holdings, (3) 232,558 Class A Preferred Units owned by Goff Foundation, (4) 784,314 Class B Preferred Units owned by Goff Ren II, (5) 5,098,039 Class B Preferred Units owned by Goff MCEP II, (6) 2,614,379 Class B Preferred Units owned by Goff Energy and (7) 160,000 common units owned by Family Investments. As the manager of Goff MCEP Holdings and the general partner of Family Investments, Goff Capital may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Class A Preferred Units owned by Goff MCEP Holdings and the common units owned by Family Investments. As the manager of Goff Ren and Goff Ren II, GFS Ren may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Class A and Class B Preferred Units owned by Goff Ren and the Class B Preferred Units owned by Goff Ren II. As the general partner of Goff MCEP II, GFS MCEP may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Class B Preferred Units owned by Goff MCEP II. As the general partner of Goff Energy, GFS Energy may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Class B Preferred Units owned by Goff Energy. As the managing manager of GFS Ren, GFS MCEP and GFS Energy, GFS Management may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the (1) Class A and Class B Preferred Units owned by Goff Ren, (2) Class B Preferred Units owned by Goff Ren II, (3) Class B Preferred Units owned by Goff MCEP II and (4) Class B Preferred Units owned by Goff Energy. As the managing manager of GFS Management, GFS may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the (1) Class A and Class B Preferred Units owned by Goff Ren, (2) Class B Preferred Units owned by Goff Ren II, (3) Class B Preferred Units owned by Goff MCEP II and (4) Class B Preferred Units owned by Goff Energy. As the controlling equity holder of GFS, GFT may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the (1) Class A and Class B Preferred Units owned by Goff Ren, (2) Class B Preferred Units owned by Goff Ren II, (3) Class B Preferred Units owned by Goff MCEP II and (4) Class B Preferred Units owned by Goff Energy. As the managing member of GFT and controlling shareholder of Goff Capital, Goff Family Trust may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the (1) Class A Preferred Units owned by Goff MCEP Holdings, (2) Class A and Class B Preferred Units owned by Goff Ren, (3) Class B Preferred Units owned by Goff Ren II, (4) Class B Preferred Units owned by Goff MCEP II, (5) Class B Preferred Units owned by Goff Energy, (6) common units owned by Family Investments and (7) common units owned by Goff Family Trust. As trustee of Goff Family Trust, controlling shareholder of Goff Capital, sole board member of Goff Foundation, and Chief Executive Officer and managing member of GFS, John C. Goff may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the (1) Class A Preferred

Units owned by Goff MCEP Holdings, (2) Class A and Class B Preferred Units owned by Goff Ren, (3) Class B Preferred Units owned by Goff Ren II, (4) Class B Preferred Units owned by Goff MCEP II, (5) Class B Preferred Units owned by Goff Energy, (6) Class A Preferred Units owned by Goff Foundation, (7) common units owned by Family Investments and (8) common units owned by Goff Family Trust. If Mr. Goff converted all of his Preferred Units into common units, Mr. Goff would be deemed to beneficially own, directly or indirectly, 14,749,743 common units or 32.5% of the common units outstanding. Mr. Goff and his applicable affiliates disclaim beneficial ownership of all of the common units and Preferred Units, including the common units into which the Preferred Units are convertible, except to the extent of its pecuniary interest. Mr. Goff has a principal business address of 500 Commerce Street, Suite 700, Fort Worth, Texas 76102.

(5) This disclosure is based on the Schedule 13D filed with the SEC on December 14, 2016, on behalf of each of the following: (i) GAINSCO, Inc. (“GAINSCO”); (ii) SCG Ventures LP (“SCG Ventures”); (iii) FWC Holdings, LLC (“FWC Holdings”); (iv) Stallings Management, LLC (“Stallings Management”); (v) Robert W. Stallings; and (vi) James R. Reis. As of the date of such filing, Mr. Stallings may be deemed the beneficial owner of (1) 1,395,349 Class A Preferred Units owned by GAINSCO (which are also reported as Class A Preferred Units beneficially owned by Mr. Reis in the table above), and (2) 465,116 Class A Preferred Units owned by Stallings Management. As President of Stallings Management and Chairman of the Board of GAINSCO, Robert W. Stallings may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Class A Preferred Units of SCG Ventures and the common units into which such Class A Preferred Units are convertible and the shared power to vote or direct the vote and the shared power to dispose or direct the disposition of such securities of GAINSCO. If Mr. Stallings converted all of his Preferred Units into common units, Mr. Stallings would be deemed to beneficially own, directly or indirectly, 1,860,465 common units or 5.7% of the common units outstanding. Mr. Stallings disclaims beneficial ownership of all of the Class A Preferred Units and the common units into which the Class A Preferred Units are convertible, except to the extent of his pecuniary interest therein. As the general partner of SCG Ventures, Stallings Management may be deemed to have the sole power to vote or direct the vote of and the sole power to dispose or direct the disposition of the Class A Preferred Units of SCG Ventures and the common units into which the Class A Preferred Units are convertible. Stallings Management disclaims beneficial ownership of those securities, except to the extent of its pecuniary interest therein. Mr. Stallings has a principal business address of 3333 Lee Parkway, Suite 1200, Dallas, Texas 75219.

(6) This disclosure is based on the Schedule 13D filed with the SEC on December 14, 2016. As the sole member of FWC Holdings and the Vice Chairman of the Board of GAINSCO, Mr. James R. Reis may be deemed to have the sole power to vote or direct the vote of and the sole power to dispose or direct the disposition of the Preferred Units of FWC Holdings (232,558 Class A Preferred Units) and the common units into which such Class A Preferred Units are convertible and the shared power to vote or direct the vote of and the shared power to dispose or direct the disposition of such securities of GAINSCO (1,395,349 Class A Preferred Units, which are also reported as Class A Preferred Units beneficially owned by Mr. Stallings in the table above). If Mr. Reis converted all of his Preferred Units into common units, Mr. Reis would be deemed to beneficially own, directly or indirectly, 1,627,907 common units or 5.0% of the common units outstanding. Mr. Reis disclaims beneficial ownership of all of the Class A Preferred Units and the common units into which the Class A Preferred Units are convertible, except to the extent of his pecuniary interest therein. Mr. Reis has a principal business address of 3333 Lee Parkway, Suite 1200, Dallas, Texas 75219.

(7) This disclosure is based on the Schedule 13G filed with the SEC on February 8, 2019. As the sole member of RR Advisors, LLC, RCH Black Fund GP, LP, and RCH Black Fund, LP, Mr. Robert J. Raymond may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Preferred Units of RR Advisors, LLC, (232,558 Class A Preferred Units) and the common units into which such Class A Preferred Units are convertible and the shared power to vote or direct the vote and the shared power to dispose or direct the disposition of such securities of RR Advisors, LLC, RCH Black Fund GP, LP, and RCH Black Fund LP. If Mr. Raymond converted all of his Preferred Units into common units, Mr. Raymond would be deemed to beneficially own, directly or indirectly, 3,218,210 common units or 9.5% of the common units outstanding. Mr. Raymond disclaims beneficial ownership of all of the Class A Preferred Units and the common units into which the Class A Preferred Units are convertible, except to the extent of his pecuniary interest therein. Mr. Raymond has a principal business address of 3953 Maple Avenue, Suite 180, Dallas, Texas 75219.

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
(3)

On January 24, 2017, the members of the general partner, executed the Second Amendment and Restated Limited Liability Company Agreement of Mid-Con Energy GP, LLC (the “Second A/R LLC Agreement”). The Second A/R LLC Agreement was effective January 24, 2017 and created a new class of non-voting membership interests, entitled Class B Membership Interests. Concurrent with his resignation from the Board, Mr. George converted all of his membership interests of the general partner into the new Class B Membership Interests.

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

Securities Authorized for Issuance under Equity Compensation Plan

See the table in Item 11. “Executive Compensation - Long-Term Incentive Program.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2018, our general partner has an approximate 1.2% interest in us. Any distributions made to our general partner are described in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.”

Agreements and Transactions with Related Parties

The following agreements were negotiated among affiliated parties and, consequently, are not the result of arm’s length negotiations. The following is a description of those agreements that have been entered into with the affiliates of our general partner and with our general partner.

Services Agreement

We are party to a services agreement with our affiliate, Mid-Con Energy Operating, pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. These expenses are included in general and administrative expenses in our consolidated statements of operations. For the year ended December 31, 2018, we paid Mid-Con Energy Operating $2.7 million for expenses pursuant to the services agreement.

Operating Agreements

We, various third parties with an ownership interest in the same property and our affiliate, Mid-Con Energy Operating, are parties to standard oil and natural gas joint operating agreements, pursuant to which we and those third parties pay Mid-Con Energy Operating overhead associated with operating our properties. We and those third parties also pay Mid-Con Energy Operating for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements. The majority of these expenses are included in lease operating expenses in our consolidated statements of operations. For the year ended December 31, 2018, we paid Mid-Con Energy Operating $8.8 million for expenses incurred pursuant to the operating agreements.

Oilfield Services

As discussed above, we are party to operating agreements, pursuant to which our affiliate, Mid-Con Energy Operating, bills us for direct and indirect expenses that are chargeable to the wells, including oilfield services performed by our affiliates, ME3 Oilfield Service and ME2 Well Services. These amounts are included either in lease operating expenses in our consolidated statements of operations or are capitalized as part of oil and natural gas properties in our consolidated balance sheets. For the year ended December 31, 2018, we paid Mid-Con Energy Operating $3.9 million for oilfield services performed by ME3 Oilfield Service and ME2 Well Services.

Other Agreements

We are party to monitoring fee agreements with Bonanza and GFS pursuant to which we pay Bonanza and GFS a quarterly monitoring fee in connection with monitoring the purchasers’ investments in the Preferred Units. For the year ended December 31, 2018, total monitoring fee expenses were $0.3 million. These expenses were included in G&A in our consolidated statements of operations.

Review, Approval or Ratification of Transactions with Related Persons

We have adopted a Code of Business Conduct that sets forth our policies for the review, approval and ratification of transactions with related persons. Pursuant to our Code of Business Conduct, a director is expected to bring to the attention of the Chief Executive Officer or the Board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict will be addressed in accordance with our general partner’s organizational documents and the provisions of our Partnership Agreement. The resolution may be determined by disinterested directors, our general partner’s Board of Directors, or the conflicts committee of our general partner’s Board of Directors. Our Code of Business Conduct is on our website www.midconenergypartners.com under our corporate governance section.

The Mid-Con Affiliates or other affiliates of our general partner are free to offer properties to us on terms they deem acceptable, and the Board (or the conflicts committee) is free to accept or reject any such offers, negotiating terms it deems acceptable to us. As a result, the Board (or the conflicts committee) will decide, in its sole discretion, the appropriate value of any assets offered to us by affiliates of our general partner. In so doing, we expect the Board (or the conflicts committee) will consider a number of factors in its determination of value, including, without limitation, production and reserve data, operating cost structure, current and projected cash flow, financing costs, the anticipated impact on distributions to our unitholders, production decline profile, commodity price outlook, reserve life, future drilling inventory and the weighting of the expected production between oil and natural gas.

We expect that the Mid-Con Affiliates or other affiliates of our general partner will consider a number of the same factors considered by the Board to determine the proposed purchase price of any assets it may offer to us in future periods. In addition to these factors, given that the Charles R. Olmstead, Jeffrey R. Olmstead and Yorktown are significant unitholders, they may consider the potential positive impact on their underlying investment in us by causing the Mid-Con Affiliates to offer properties to us at attractive purchase prices. Likewise, the affiliates of our general partner may consider the potential negative impact on their underlying investment in us if we are unable to acquire additional assets on favorable terms, including the negotiated purchase price.

Director Independence

NASDAQ does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the Board. For a discussion of the independence of the Board, please see Item 10. “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of Mid-Con Energy GP, LLC, selected Grant Thornton, LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2018 and 2017. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Form 10–K for the year ended December 31, 2018, were approved by the audit committee.

Fees paid to Grant Thornton, LLP are as follows:

	2018	2017
Audit fees	$398,500	$393,000
Audit-related fees	—	—
Tax fees	113,705	131,152
Total	$512,205	$524,152

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

10.10

Amendment No.8 to Credit Agreement, dated as of April 29, 2016, among Mid-Con Energy Properties, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.3 to Mid-Con Energy Partners, LP’s quarterly report on Form 10-Q filed with the SEC on May 2, 2016).

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

10.16*

Mid-Con Energy Partners, LP Long-Term Incentive Program (incorporated by reference to Exhibit 4.5 to Mid-Con Energy Partners, LP’s Registration Statement on Form S-8 filed with the SEC on January 25, 2012 (File No 333-179161)).

10.17*

Amendment No. 1 to Mid-Con Energy Partners, LP Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on November 20, 2015).

10.18*	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.19*

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

10.22*

Employment Agreement, dated as of August 1, 2011, by and among Mid-Con Energy Partners, LP, Mid-Con Energy GP, LLC, and Charles R. Olmstead (incorporated by reference to Exhibit 10.6 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.23*

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

10.25

Amendment to Purchase and Sale Agreement, dated December 22, 2017, among Mid-Con Energy Properties, LLC, as seller, and Exponent Energy III LLC, as purchaser thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 29, 2017).

10.26

Purchase and Sale Agreement, dated as of February 15, 2019, among Mid-Con Energy Properties, LLC, as purchaser, and Scout Energy Group IV, LP, Scout Energy Partners IV-A, LP, Scout Energy Group I, LP, and Scout Energy Partners I-A, LP, as seller thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s quarterly report on Form 8-K filed with the SEC on February 19, 2019).

10.27

Purchase and Sale Agreement, dated as of February 15, 2019, among Mid-Con Energy Properties, LLC, as seller, and Scout Energy Group IV, LP, as purchaser thereto (incorporated by reference to Exhibit 10.2 to Mid-Con Energy Partners, LP’s quarterly report on Form 8-K filed with the SEC on February 19, 2019).

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

+	Filed herewith
++	Furnished herewith
*	Represents management compensatory plans and agreements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid-Con Energy Partners, LP (Registrant)

		By:	Mid-Con Energy GP, LLC, its general partner
Date:	March 13, 2019	By:	/s/ Philip R. Houchin
Philip R. Houchin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2019.

Signature	Title	Date

/s/ Jeffrey R. Olmstead	Chief Executive Officer and Director	March 13, 2019
Jeffrey R. Olmstead	(Principal Executive Officer)

/s/ Philip R. Houchin	Chief Financial Officer	March 13, 2019
Philip R. Houchin	(Principal Financial Officer)

/s/ Sherry L. Morgan	Chief Accounting Officer	March 13, 2019
Sherry L. Morgan

/s/ Charles R. Olmstead	Executive Chairman of the Board	March 13, 2019
Charles R. Olmstead

/s/ C. Fred Ball Jr.	Director	March 13, 2019
C. Fred Ball Jr.

/s/ John W. Brown	Director	March 13, 2019
John W. Brown

/s/ Wilkie S. Colyer Jr.	Director	March 13, 2019
Wilkie S. Colyer Jr.

/s/ Peter A. Leidel	Director	March 13, 2019
Peter A. Leidel

/s/ Cameron O. Smith	Director	March 13, 2019
Cameron O. Smith