Form 10-Q
period 2019-03-31
Mid-Con Energy Partners, LP
filed 2019-05-02
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 26, 2019, the registrant had 30,785,958 common units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

The forward-looking statements contained in this Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance and we cannot assure any reader that such statements will be realized or that the forward-looking events will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 (“Annual Report”) and Part II - Item 1A in this Form 10-Q. All forward-looking statements speak only as of the date made, and other than as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of units)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$185	$467
Accounts receivable
Oil and natural gas sales	5,035	3,691
Other	179	503
Derivative financial instruments	—	5,666
Prepaid expenses and other	487	118
Assets held for sale, net	430	430
Total current assets	6,316	10,875
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	276,389	379,441
Unproved properties	3,371	2,928
Other property and equipment	1,551	427
Accumulated depletion, depreciation, amortization and impairment	(90,710)	(175,948)
Total property and equipment, net	190,601	206,848
Derivative financial instruments	—	2,418
Other assets	1,385	1,563
Total assets	$198,302	$221,704

LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$804	$141
Related parties	1,176	3,732
Derivative financial instruments	2,928	—
Accrued liabilities	590	2,024
Other current liabilities	408	—
Total current liabilities	5,906	5,897
Derivative financial instruments	1,329	—
Long-term debt	68,000	93,000
Other long-term liabilities	782	47
Asset retirement obligations	29,780	26,001
Commitments and contingencies
Class A convertible preferred units - 11,627,906 issued and outstanding, respectively	22,016	21,715
Class B convertible preferred units - 9,803,921 issued and outstanding, respectively	14,683	14,635
Equity, per accompanying statements
General partner	(831)	(786)
Limited partners - 30,785,958 and 30,436,124 units issued and outstanding, respectively	56,637	61,195
Total equity	55,806	60,409
Total liabilities, convertible preferred units and equity	$198,302	$221,704

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Oil sales	$14,594	$14,544
Natural gas sales	250	168
Other operating revenues	372	—
Loss on derivatives, net	(12,198)	(3,382)
Total revenues	3,018	11,330
Operating costs and expenses
Lease operating expenses	6,830	4,640
Production and ad valorem taxes	1,282	1,033
Other operating expenses	473	—
Impairment of proved oil and natural gas properties	—	8,751
Depreciation, depletion and amortization	3,098	3,441
Dry holes and abandonments of unproved properties	—	88
Accretion of discount on asset retirement obligations	328	153
General and administrative	2,662	1,894
Total operating costs and expenses	14,673	20,000
Gain (loss) on sales of oil and natural gas properties, net	9,469	(400)
Loss from operations	(2,186)	(9,070)
Other (expense) income
Interest income	8	2
Interest expense	(1,615)	(1,339)
Other income	5	—
Loss on settlements of asset retirement obligations	—	(11)
Total other expense	(1,602)	(1,348)
Net loss	(3,788)	(10,418)
Less: Distributions to preferred unitholders	1,149	1,016
Less: General partner's interest in net loss	(45)	(123)
Limited partners' interest in net loss	$(4,892)	$(11,311)
Limited partners' interest in net loss per unit
Basic and diluted	$(0.16)	$(0.37)
Weighted average limited partner units outstanding
Limited partner units (basic and diluted)	30,630	30,176

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(3,788)	$(10,418)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation, depletion and amortization	3,098	3,441
Debt issuance costs amortization	178	154
Accretion of discount on asset retirement obligations	328	153
Impairment of proved oil and natural gas properties	—	8,751
Dry holes and abandonments of unproved properties	—	88
Loss on settlements of asset retirement obligations	—	11
Cash paid for settlements of asset retirement obligations	—	(27)
Mark to market on derivatives
Loss on derivatives, net	12,198	3,382
Cash settlements received (paid) for matured derivatives	143	(1,324)
(Gain) loss on sales of oil and natural gas properties	(9,469)	400
Non-cash equity-based compensation	334	239
Changes in operating assets and liabilities
Accounts receivable	(1,344)	234
Other receivables	127	(280)
Prepaids and other	(369)	(331)
Accounts payable - trade and accrued liabilities	432	319
Accounts payable - related parties	(2,999)	(357)
Net cash (used in) provided by operating activities	(1,131)	4,435
Cash flows from investing activities
Acquisitions of oil and natural gas properties	(2,796)	(8,899)
Additions to oil and natural gas properties	(3,057)	(1,465)
Proceeds from sales of oil and natural gas properties	32,502	1,151
Net cash provided by (used in) investing activities	26,649	(9,213)
Cash flows from financing activities
Proceeds from line of credit	7,000	2,000
Payments on line of credit	(32,000)	(11,762)
Debt issuance costs	—	(651)
Proceeds from sale of Class B convertible preferred units, net of offering costs	—	14,971
Distributions to Class A convertible preferred units	(500)	(1,000)
Distributions to Class B convertible preferred units	(300)	—
Net cash (used in) provided by financing activities	(25,800)	3,558
Net decrease in cash and cash equivalents	(282)	(1,220)
Beginning cash and cash equivalents	467	1,832
Ending cash and cash equivalents	$185	$612

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2018	$(786)	30,436	$61,195	$60,409
Equity-based compensation	—	350	334	334
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(301)	(301)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(48)	(48)
Net loss	(45)	—	(3,743)	(3,788)
Balance, March 31, 2019	$(831)	30,786	$56,637	$55,806

Balance, December 31, 2017	$(572)	30,091	$82,260	$81,688
Equity-based compensation	—	215	239	239
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(200)	(200)
Allocation of value to beneficial conversion feature of Class B convertible preferred units	—	—	686	686
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(285)	(285)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(31)	(31)
Net loss	(123)	—	(10,295)	(10,418)
Balance, March 31, 2018	$(695)	30,306	$71,874	$71,179

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Nature of Operations

Nature of Operations

Mid-Con Energy Partners, LP (“we,” “our,” “us,” the “Partnership” or the “Company”) is a publicly held Delaware limited partnership formed in July 2011 that engages in the ownership, acquisition and development of producing oil and natural gas properties in North America, with a focus on enhanced oil recovery (“EOR”). Our limited partner units (“common units”) are listed under the symbol “MCEP” on the NASDAQ. Our general partner is Mid-Con Energy GP, LLC, a Delaware limited liability company.

Basis of Presentation

Our unaudited condensed consolidated financial statements are prepared pursuant to the rules and regulations of the SEC. These financial statements have not been audited by our independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2018, is derived from the audited financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q. We believe that the presentations and disclosures made are adequate to make the information not misleading.

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

Reclassifications

The unaudited condensed consolidated statements of operations for the prior year period presented includes reclassifications from lease operating expenses (“LOE”) to production and ad valorem taxes to conform to the current presentation. Such reclassifications have no impact on previously reported net loss.

Non-cash Investing and Supplemental Cash Flow Information

The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Non-cash investing information
Change in oil and natural gas properties - assets received in exchange	$38,533	$—
Change in oil and natural gas properties - accrued capital expenditures	$58	$132
Change in oil and natural gas properties - accrued acquisitions	$(954)	$(86)
Change in oil and natural gas properties - acquisition deposit paid in prior year	$—	$1,000
Supplemental cash flow information
Cash paid for interest	$1,677	$892

Note 2. Acquisitions, Divestitures and Assets Held for Sale

Acquisitions

We adopted ASU No. 2017-01, “Business Combinations (Topic 805)” effective January 1, 2018. We now evaluate all acquisitions to determine whether they should be accounted for as business combinations or asset acquisitions. The guidance provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the acquired assets is concentrated in a single asset or a group of similar assets, the set is not a business. If the screen is not met, to be considered a business, the set must include an input and substantive process that together significantly contribute to the ability to create output.

Acquisitions – Business Combinations

The assets and liabilities assumed in acquisitions accounted for as business combinations were recorded in our unaudited condensed consolidated balance sheets at their estimated fair values as of the acquisition date using assumptions that represent Level 3 fair value measurement inputs. See Note 5 in this section for additional discussion of our fair value measurements. Results of operations attributable to the acquisition subsequent to the closing were included in our unaudited condensed consolidated statements of operations.

Pine Tree

In January 2018, we acquired multiple oil and natural gas properties located in Campbell and Converse Counties, Wyoming (the “Pine Tree” acquisition). Pine Tree was accounted for as a business combination. We acquired Pine Tree for cash consideration of $8.4 million, after final post-closing purchase price adjustments.

The recognized fair values of the Pine Tree assets acquired and liabilities assumed are as follows:

(in thousands)
Fair value of net assets acquired
Proved oil and natural gas properties	$8,833
Total assets acquired	8,833
Fair value of net liabilities assumed
Asset retirement obligation	463
Net assets acquired	$8,370

The following table presents revenues and expenses of the acquired oil and natural gas properties included in the accompanying unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Oil and natural gas sales	$222	$130
Expenses(1)	$208	$120

(1) Expenses include LOE, production and ad valorem taxes, accretion and depletion.

Divestitures

Effective at closing, the operations and cash flows of the following divested properties were eliminated from our ongoing operations, and we have no continuing involvement in these properties.

Strategic Transaction

In March 2019, we simultaneously closed the previously announced definitive agreements to sell substantially all of our oil and natural gas properties located in Texas for a purchase price of $60.0 million and to purchase certain oil and natural gas properties located in Osage, Grady and Caddo Counties in Oklahoma for an aggregate purchase price of $27.5 million, both agreements subject to customary purchase price adjustments. We received net proceeds of $32.5 million at the close of this Strategic Transaction (“Strategic Transaction”) of which $32.0 million was used to reduce borrowings outstanding on our revolving credit facility. The acquired properties were accounted for as an asset acquisition. A gain on the sale of oil and natural gas properties of $9.5 million was reported in the unaudited condensed consolidated statements of operations.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2018
Oil and natural gas sales	$4,650	$6,968
Expenses(1)	$3,374	$4,418

(1) Expenses include LOE, production and ad valorem taxes, dry hole and abandonment, accretion and depletion.

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

Assets Held for Sale

Land in Southern Oklahoma met held-for-sale criteria as of March 31, 2019, and December 31, 2018. The carrying value of $0.4 million was presented as “Assets held for sale, net” in our unaudited condensed consolidated balance sheets.

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

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at March 31, 2019:

Number of Common Units
Approved and authorized awards	3,514,000
Unrestricted units granted	(1,350,538)
Restricted units granted, net of forfeitures	(399,424)
Equity-settled phantom units granted, net of forfeitures	(1,493,669)
Awards available for future grant	270,369

We recognized $0.3 million and $0.2 million of total equity-based compensation expense for the three months ended March 31, 2019 and 2018, respectively. These costs are reported as a component of general and administrative expenses (“G&A”) in our unaudited condensed consolidated statements of operations.

Unrestricted Unit Awards

During the three months ended March 31, 2019, we granted 50,000 unrestricted units with an average grant date fair value of $1.04 per unit. During the three months ended March 31, 2018, we granted 87,832 unrestricted units with an average grant date fair value of $1.79 per unit.

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over a period of two or three years. During the three months ended March 31, 2019, we granted 510,000 equity-settled phantom units with a two-year vesting period and 63,000 equity-settled phantom units with a three-year vesting period. During the three months ended March 31, 2018, we granted 381,000 equity-settled phantom units with a two-year vesting period and 8,500 equity-settled phantom units with a three-year vesting period. As of March 31, 2019, there were $0.7 million of unrecognized compensation costs related to non-vested equity-settled phantom units. These costs are expected to be recognized over a weighted average period of nineteen months.

A summary of our equity-settled phantom unit awards for the three months ended March 31, 2019, is presented below:

	Number of Equity-Settled Phantom Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2018	351,166	$1.73
Units granted	573,000	1.04
Units vested	(299,834)	1.35
Units forfeited	(12,000)	1.75
Outstanding at March 31, 2019	612,332	$1.27

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

At March 31, 2019, our commodity derivative contracts were in a net liability position with a fair value of $4.3 million, whereas at December 31, 2018, our commodity derivative contracts were in a net asset position with a fair value of $8.1 million. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. As of March 31, 2019, all of our counterparties have performed pursuant to the terms of their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation, in our unaudited condensed consolidated balance sheets at March 31, 2019, and December 31, 2018:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
March 31, 2019
Assets
Derivative financial instruments - long-term asset	$1,360	$(1,360)	$—
Total	1,360	(1,360)	—

Liabilities
Derivative financial instruments - current liability	(2,928)	—	(2,928)
Derivative financial instruments - long-term liability	(2,689)	1,360	(1,329)
Total	(5,617)	1,360	(4,257)
Net Liability	$(4,257)	$—	$(4,257)

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
December 31, 2018
Assets
Derivative financial instruments - current asset	$5,705	$(39)	$5,666
Derivative financial instruments - long-term asset	2,418	—	2,418
Total	8,123	(39)	8,084

Liabilities
Derivative financial instruments - current liability	(39)	39	—
Total	(39)	39	—
Net Asset	$8,084	$—	$8,084

The following table presents the impact of derivative financial instruments and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net settlements on matured derivatives(1)	$143	$(1,324)
Net change in fair value of derivatives	(12,341)	(2,058)
Total loss on derivatives, net	$(12,198)	$(3,382)

(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

At March 31, 2019, and December 31, 2018, our commodity derivative contracts had maturities at various dates through December 2021 and were comprised of commodity price and differential swaps and collar contracts. At March 31, 2019, we had the following oil derivatives net positions:

Period Covered	Differential Fixed Price	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2019	$—	$56.10	$—	$—	1,727	NYMEX-WTI
Swaps - 2019	$(20.15)	$—	$—	$—	150	WCS-CRUDE-OIL
Swaps - 2020	$—	$55.81	$—	$—	1,931	NYMEX-WTI
Swaps - 2021	$—	$55.78	$—	$—	672	NYMEX-WTI
Collars - 2021	$—	$—	$52.00	$58.80	672	NYMEX-WTI

At December 31, 2018, we had the following oil derivatives net positions:

Period Covered	Differential Fixed Price	Weighted Average Fixed Price	Total Bbls Hedged/day	Index
Swaps - 2019	$—	$56.14	1,779	NYMEX-WTI
Swaps - 2019	$(20.15)	$—	137	WCS-CRUDE-OIL
Swaps - 2020	$—	$54.81	1,199	NYMEX-WTI

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 for the three months ended March 31, 2019, and for the year ended December 31, 2018.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no material changes in valuation approach or related inputs for the three months ended March 31, 2019, and for the year ended December 31, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We account for commodity derivative contracts and their corresponding deferred premiums at fair value on a recurring basis utilizing certain pricing models. Inputs to the pricing models include publicly available prices from a compilation of data gathered from third parties and brokers. We validate the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. Any deferred premiums associated with its commodity derivative contracts are categorized as Level 3, as we utilize a net present value calculation to determine the valuation. See Note 4 in this section for a summary of our derivative financial instruments.

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
March 31, 2019
Derivative financial instruments - asset	$—	$1,360	$—	$1,360
Derivative financial instruments - liability	$—	$5,617	$—	$5,617
December 31, 2018
Derivative financial instruments - asset	$—	$8,123	$—	$8,123
Derivative financial instruments - liability	$—	$39	$—	$39

A summary of the changes in Level 3 fair value measurements for the periods presented are as follows:

(in thousands)	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Balance of Level 3 at beginning of period	$—	$(401)
Derivative deferred premiums - settlements	—	401
Balance of Level 3 at end of period	$—	$—

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

Acquisitions

The estimated fair values of proved oil and natural gas properties acquired in business combinations are based on a discounted cash flow model and market assumptions as to future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development and operating costs, projections of future rates of production, expected recovery rates and risk-adjusted discount rates. Based on the unobservable nature of certain of the inputs, the estimated fair value of the oil and natural gas properties acquired is deemed to use Level 3 inputs. See Note 2 in this section for further discussion of our acquisitions.

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

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment expense is recognized for the difference between the estimated fair value and the carrying value of the assets. There was no impairment expense for the three months ended March 31, 2019. We recorded impairment expense of $8.8 million for the three months ended March 31, 2018.

Note 6. Asset Retirement Obligations

We have obligations under our lease agreements and federal regulations to remove equipment and restore land at the end of oil and natural gas operations. These ARO are primarily associated with plugging and abandoning wells. We typically incur this liability upon acquiring or successfully drilling a well and determine our ARO by calculating the present value of estimated cash flow related to the estimated future liability. Determining the removal and future restoration obligation requires management to make estimates and judgments, including the ultimate settlement amounts, inflation factors, credit-adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. We are required to record the fair value of a liability for the ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We review our assumptions and estimates of future ARO on an annual basis, or more frequently, if an event or circumstances occur that would impact our assumptions. To the extent future revisions to these assumptions impact the present value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. The liability is accreted each period toward its future value and is recorded in our unaudited condensed consolidated statements of operations. The discounted capitalized cost is amortized to expense through the depreciation calculation over the life of the assets based on proved developed reserves. Upon settlement of the liability, a gain or loss is recognized to the extent the actual costs differ from the recorded liability.

As of March 31, 2019, and December 31, 2018, our ARO were reported as asset retirement obligations in our unaudited condensed consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

(in thousands)	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Asset retirement obligations - beginning of period	$26,001	$10,326
Liabilities incurred for new wells and interest	8,913	15,497
Liabilities settled upon plugging and abandoning wells	—	(138)
Liabilities removed upon sale of wells	(5,462)	(399)
Revision of estimates	—	(6)
Accretion expense	328	721
Asset retirement obligations - end of period	$29,780	$26,001

Note 7. Debt

We had outstanding borrowings under our revolving credit facility of $68.0 million and $93.0 million at March 31, 2019, and December 31, 2018, respectively. Our current revolving credit facility matures in November 2020. Borrowings under the facility are secured by liens on not less than 90% of the value of our proved reserves.

The borrowing base of our revolving credit facility is collectively determined by our lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other variables. The borrowing base is subject to scheduled redeterminations in the spring and fall of each year with an additional redetermination, either at our request or at the request of the lenders, during the period between each scheduled borrowing base redetermination. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract. The next regularly scheduled semi-annual redetermination is expected to occur in the fall of 2019.

Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.75% to 3.75% per annum according to the borrowing base usage. For the three months ended March 31, 2019, the average effective rate was 5.77%. Any unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Letters of credit are subject to a letter of credit fee that varies from 2.75% to 3.75% according to usage.

We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. The revolving credit facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, and restrictions on certain transactions and payments, including distributions, and requires us to maintain hedges covering projected production. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the credit agreement, together with accrued interest, could be declared immediately due and payable.

On January 31, 2018, Amendment 12 to the credit agreement was executed, extending the maturity of our credit facility from November 2018 until November 2020 and increasing the borrowing base of our revolving credit facility to $125.0 million. The lenders also waived any default or event of default that occurred as a result of our failure to maintain the required leverage ratios for the quarter ended September 30, 2017. The amendment also required us to have a minimum liquidity of 20% to make cash distributions to the Preferred Unitholders.

During the fall 2018 semi-annual borrowing base redetermination of our revolving credit facility completed in December 2018, the lender group increased our borrowing base to $135.0 million effective December 19, 2018. There were no changes to the terms or conditions of the credit agreement.

On March 28, 2019, in conjunction with closing the Strategic Transaction, Amendment 13 to the credit agreement was executed, decreasing our borrowing base to $110.0 million. The amendment also required that the leverage ratio be calculated on a building, period-annualized basis, beginning the second quarter of 2019. As of March 31, 2019, we were in compliance with our financial covenants. See Note 2 in this section for further discussion of the Strategic Transaction.

Note 8. Commitments and Contingencies

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

Legal

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us under the various environmental protection statutes to which we are subject.

Note 9. Equity

Common Units

At March 31, 2019, and December 31, 2018, the Partnership’s equity consisted of 30,785,958 and 30,436,124 common units, respectively, representing a 98.8% limited partnership interest in us.

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

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of March 31, 2019, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors.

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

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit. Proceeds from this issuance were used to fund an acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million in connection with the issuance of these Class A Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million) and the beneficial conversion feature ($6.0 million). Accretion of the beneficial conversion feature was $0.3 million for the three months ended March 31, 2019 and 2018. The registration statement registering resales of common units issued or to be issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

At March 31, 2019, the Partnership had accrued $0.5 million for the first quarter 2019 distributions that will be paid in cash in May 2019. The following table summarizes cash distributions paid on our Class A Preferred Units during the three months ended March 31, 2019:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2019	October 1, 2018 - December 31, 2018	$0.0430	$500

The following table summarizes cash distributions paid on our Class A Preferred Units during the three months ended March 31, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2018	July 1, 2017 - December 31, 2017	$0.0860	$1,000

Class B Preferred Units

On January 31, 2018, we completed a private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Class B Preferred Units were issued at a price of $1.53 per Class B Preferred Unit. Proceeds from this issuance were used to fund the acquisition of certain oil and natural gas properties located in Campbell and Converse Counties, Wyoming, and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $14.9 million in connection with the issuance of these Class B Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class B Preferred Units ($14.2 million) and the beneficial conversion feature ($0.7 million). Accretion of the beneficial conversion feature was $0.05 million and $0.03 million for the three months ended March 31, 2019 and 2018, respectively. The registration statement registering resales of common units issued or to be issued upon conversion of the Class B Preferred Units was declared effective by the SEC on May 25, 2018.

At March 31, 2019, the Partnership had accrued $0.3 million for the first quarter 2019 distributions that will be paid in cash in May 2019. The following table summarizes cash distributions paid on our Class B Preferred Units during the three months ended March 31, 2019:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2019	October 1, 2018 - December 31, 2018	$0.0306	$300

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

Other Agreements

We are party to monitoring fee agreements with Bonanza Fund Management, Inc. (“Bonanza”), a Class A Preferred Unitholder, and Goff Focused Strategies, LLC (“GFS”), a Class B Preferred Unitholder, pursuant to which we pay Bonanza and GFS a quarterly monitoring fee in connection with monitoring the purchasers’ investments in the Preferred Units. These expenses were included in G&A in our unaudited condensed consolidated statements of operations.

The following table summarizes the related party transactions for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Services agreement	$769	$530
Operating agreements	2,836	1,326
Oilfield services	1,097	911
Other Agreements	80	70
	$4,782	$2,837

At March 31, 2019, we had a net payable to our affiliate, Mid-Con Energy Operating, of $1.2 million, comprised of a joint interest billing payable of $2.7 million and a payable for operating services and other miscellaneous items of $0.3 million, offset by an oil and natural gas revenue receivable of $1.8 million. At December 31, 2018, we had a net payable to our affiliate, Mid-Con Energy Operating, of $3.7 million, comprised of a joint interest billing payable of $3.7 million and a payable for operating services and other miscellaneous items of $1.2 million, offset by an oil and natural gas revenue receivable of $1.2 million. These amounts were included in accounts payable-related parties in our unaudited condensed consolidated balance sheets.

Note 11. New Accounting Standards

On January 1, 2019, we adopted ASC 842, Leases (“ASC 842”). See Note 13 in this section for further discussion of ASC 842.

Note 12. Revenue Recognition

We adopted ASC 606 effective January 1, 2018, using the modified retrospective approach. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Under ASC 605, we followed the sales method of accounting for oil and natural gas sales revenues in which revenues were recognized on our share of actual proceeds from oil and natural gas sold to purchasers. Revenue recognition required for our oil and natural gas sales contracts by ASC 606 does not differ from revenue recognition required under ASC 605 to account for such contracts. Therefore, we concluded that there was no change in our revenue recognition under ASC 606 and the cumulative effect of applying the new standard to all outstanding contracts as of January 1, 2018, did not result in an adjustment to retained earnings. We had no significant natural gas imbalances at March 31, 2019 and 2018. During the periods ended March 31, 2019 and 2018, we did not extract NGLs from our natural gas production prior to the sale and transfer of title of the natural gas stream to our purchasers. While some of our purchasers extracted NGLs from the natural gas stream sold by us to them, we had no ownership in such NGLs. Therefore, we did not report NGLs in our production or proved reserves.

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

Note 13. Leases

We adopted ASC 842, as amended, on January 1, 2019, using the modified retrospective approach. The modified retrospective approach provided a method for recording existing leases at adoption and allowed for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of this standard did not result in an adjustment to retained earnings. We elected the transition package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification. We also elected the optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840, Leases (“ASC 840”). Our leases do not provide an implicit discount rate; therefore, we used our incremental borrowing rate as of January 1, 2019. As a result of adopting the new standard, we recorded lease assets and lease liabilities of $1.2 million and $1.3 million, respectively, as of January 1, 2019.

We lease office space in Tulsa, Oklahoma, Abilene, Texas, and Gillette, Wyoming. Per the short-term accounting policy election, leases with an initial term of 12 months or less were not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the term of the lease. Most of our leases include one or more options to renew. The exercise of the lease renewal options is at our discretion.

A summary of our leases is presented below:

(in thousands)	Classification	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Assets
Operating	Other property and equipment	$1,125	$—
Total lease assets		$1,125	$—

Liabilities
Current operating	Other current liabilities	$408	$—
Non-current operating	Other long-term liabilities	782	—
Total lease liabilities		$1,190	$—

		Three Months Ended March 31,
	Classification	2019	2018
Operating lease expense(1)(2) (in thousands)	G&A expense	$66	$65
Weighted average remaining lease term (months)
Operating leases		32	44
Weighted average discount rate
Operating leases		5.7%	(3)

(1)Includes short-term leases.

(2)There is not a material difference between cash paid and amortized expense.

(3)Not applicable under ASC 840.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)	Operating Leases
Remaining 2019	$360
2020	469
2021	472
Total lease maturities	1,301
Less: interest	111
Present value of lease liabilities	$1,190

Note 14. Subsequent Events

Distributions

On May 1, 2019, the Partnership announced that the Board declared Preferred Unit distributions for the first quarter of 2019, according to terms outlined in the Partnership Agreement. Distributions will be paid on May 15, 2019, to holders of record as of the close of business on May 7, 2019. The Class A Preferred Unit cash distributions will be $0.0430 per Class A Preferred Unit, or $0.5 million in aggregate. Additionally, the Class B Preferred Unit cash distributions will be $0.0306 per Class B Preferred Unit, or $0.3 million in aggregate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report.

Overview

Mid-Con Energy Partners, LP is a publicly held limited partnership formed in July 2011 that engages in the ownership, acquisition and development of producing oil and natural gas properties in North America, with a focus on EOR. Our properties are located primarily in Oklahoma and Wyoming. Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.

Executive Summary

Highlights and Recent Developments

During the three months ended March 31, 2019, we decreased debt, while continuing to transform our asset portfolio into a long-lived, low-decline asset base which provides greater flexibility in allocating our capital between development opportunities, strategic acquisitions and continued debt reduction. The quarter included the following achievements:

•

On March 28, 2019, we closed the Strategic Transaction and received net proceeds of $32.5 million. A gain on the sale of oil and natural gas properties of $9.5 million was reported in the unaudited condensed consolidated statements of operations. See Note 2 to the unaudited uncondensed consolidated financial statements for further discussion of the Strategic Transaction.

•

On March 28, 2019, borrowings outstanding under our revolving credit facility decreased by $32.0 million in conjunction with the Strategic Transaction. The overall net decrease of borrowings outstanding under our revolving since December 31, 2018, is $25.0 million.

•	Reduced the expected proved developed producing reserves decline rate to less than 5%.
•

At April 26, 2019, our liquidity position consisted of approximately $1.3 million of available cash and $41.0 million of available borrowings ($110.0 million borrowing base less $68.0 million outstanding borrowings and $1.0 million outstanding standby letter of credit).

Business Environment

The markets for oil and natural gas have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Our average sales price per Bbl, excluding commodity derivative contracts, was $49.98 and $61.11 for the three months ended March 31, 2019 and 2018, respectively.

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (commodity price and differential swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. We conduct our risk management activities exclusively with participant lenders in our revolving credit facility. We have entered oil commodity derivative contracts covering a portion of our anticipated oil production through December 2021.

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

How We Evaluate Our Operations

Our primary business objective is to manage our oil and natural gas properties for the purpose of generating stable cash flows, which will provide stability and, over time, growth of distributions to our unitholders. The amount of cash that we may distribute to our unitholders in the future depends principally on the cash we generate from our operations, which will fluctuate from quarter-to-quarter based on, among other factors:

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

Results of Operations

The tables presented in this section summarize certain of the results of operations and period-to-period comparisons for the three months ended March 31, 2019 and 2018. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Production and Unit Costs per Boe. The table below provides production volume data, average sales prices and average unit costs per Boe:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Production Volumes
Oil (MBbls)	292	238	54	23%
Natural gas (MMcf)	121	86	35	41%
Total (MBoe)	312	252	60	24%
Average daily net production (Boe/d)	3,467	2,800	667	24%

Average sales price
Oil (per Bbl)
Sales price	$49.98	$61.11	$(11.13)	(18%)
Effect of net settlements on matured derivative instruments	$0.49	$(5.56)	$6.05	109%
Realized oil price after derivatives	$50.47	$55.55	$(5.08)	(9%)
Natural gas (per Mcf)	$2.07	$1.95	$0.12	6%

Average unit costs per Boe
Lease operating expenses	$21.89	$18.41	$3.48	19%
Production and ad valorem taxes	$4.11	$4.10	$0.01	0%
Depreciation, depletion and amortization	$9.93	$13.65	$(3.72)	(27%)
General and administrative expenses	$8.53	$7.52	$1.01	13%

Oil and natural gas sales. The following table provides oil and natural gas sales data for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change	% Change
Oil sales	$14,594	$14,544	$50	0%
Natural gas sales	250	168	82	49%
Total oil and natural gas sales	$14,844	$14,712	$132	1%

The following table details the change in oil and natural gas sales due to price and volume variances:

(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$(11.13)	292	$(3,250)
Natural gas (Mcf)	$0.12	121	15
Total oil and natural gas sales due to change in price			$(3,235)

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of production volumes
Oil (Bbls)	54	$61.11	$3,300
Natural gas (Mcf)	35	$1.95	67
Total oil and natural gas sales due to change in production volumes			3,367
Total change in oil and natural gas sales			$132

The change in oil and natural gas sales was primarily due to:

•	incremental production from properties acquired in Oklahoma and Wyoming; offset by
•	decreased oil sales prices.

Loss on derivatives, net. The table below summarizes the cash and non-cash components of our commodity derivative contracts as well as the change for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change	% Change
Cash settlements on matured derivatives(1)	$143	$(1,324)	$1,467	111%
Non-cash change in fair value of derivatives	(12,341)	(2,058)	(10,283)	(500%)
Total loss on derivatives	$(12,198)	$(3,382)	$(8,816)	(261%)

(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

Lease operating expenses. The following table summarizes the change in lease operating expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change	% Change
Lease operating expenses	$6,569	$4,307	$2,262	53%
Workover expenses	261	333	(72)	(22%)
Total lease operating expenses	$6,830	$4,640	$2,190	47%

The change in lease operating expenses was primarily due to:

•	incremental costs associated with properties acquired in Oklahoma and Wyoming; offset by
•	decreased spending on Texas properties.

The following table summarizes lease operating expenses per Boe data for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(per Boe)	2019	2018	Change	% Change
Lease operating expenses	$21.05	$17.09	$3.96	23%
Workover expenses	0.84	1.32	(0.48)	(36%)
Total lease operating expenses per Boe	$21.89	$18.41	$3.48	19%

The change in lease operating expenses per Boe was primarily due to the changes noted above.

Production and ad valorem taxes. The following table summarizes the change in production and ad valorem taxes for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change	% Change
Production taxes	$916	$872	$44	5%
Ad valorem taxes	366	161	205	127%
Total production and ad valorem taxes	$1,282	$1,033	$249	24%

The change in production and ad valorem expenses was primarily due to:

•	increased ad valorem taxes due to properties acquired in Wyoming; and
•	increased production taxes due to higher production volumes.

The following table summarizes production and ad valorem taxes per Boe data for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(per Boe)	2019	2018	Change	% Change
Production taxes	$2.94	$3.46	$(0.52)	(15%)
Ad valorem taxes	1.17	0.64	0.53	83%
Total production and ad valorem taxes per Boe	$4.11	$4.10	$0.01	0%

The change in production and ad valorem taxes per Boe was primarily due to the changes noted above and increased production volumes.

Depreciation, depletion, amortization and impairment expenses. The following table provides our non-cash depreciation, depletion and amortization (“DD&A”) and impairment expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change	% Change
Depreciation, depletion and amortization	$3,098	$3,441	$(343)	(10%)
Impairment	—	8,751	(8,751)	(100%)
Total DD&A and impairment expense	$3,098	$12,192	$(9,094)	(75%)

The change in DD&A was primarily due to:

•	decreased depletion rates due to increased reserves;
•	reduced asset carrying values due to impairment in 2018;
•	increased production volumes; and
•	properties acquired in Oklahoma and Wyoming.

Impairment of proved oil and natural gas properties for the three months ended March 31, 2018, was primarily due to persistent wellbore issues on a certain Texas project.

General and administrative expenses. The following table provides components of our G&A for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands, except for per Boe)	2019	2018	Change	% Change
General and administrative expenses	$2,328	$1,655	$673	41%
Non-cash compensation	334	239	95	40%
Total general and administrative expenses	$2,662	$1,894	$768	41%
General and administrative expenses (per Boe)	$8.53	$7.52	1.01	13%

The change in both G&A and G&A per Boe was primarily due to:

•	increased professional and other fees related to acquisition and divestiture activity; and
•	increased non-cash compensation.

Gain (loss) on sales of oil and natural gas properties. For the three months ended March 31, 2019, the gain on sales of oil and natural gas properties of $9.5 million was due to the divestiture of substantially all of our Texas properties as part of the Strategic Transaction. For the three months ended March 31, 2018, the loss on sale of oil and natural gas properties of $0.4 million was primarily related to the Southern Oklahoma divestiture in December 2017.

Interest expense. Interest expense is impacted by our borrowings outstanding, interest rates, commitment fees and related debt placement fees which are amortized over the life of the credit agreement. The following table sets forth interest expense for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change	% Change
Interest expense	$1,615	$1,339	$276	21%
Average effective interest rate	5.77%	4.91%	0.86%	18%

The change in interest expense was primarily due to the early payment of interest in connection with the payment of $32.0 million on the revolving credit facility from funds received in conjunction with the Strategic Transaction.

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

Our liquidity position at April 26, 2019, consisted of approximately $1.3 million of available cash and $41.0 million of available borrowings ($110.0 million borrowing base less $68.0 million outstanding borrowings and $1.0 million outstanding standby letter of credit). Our borrowing base is redetermined in the spring and fall of each year.

Revolving Credit Facility

On March 28, 2019, in conjunction with closing the Strategic Transaction, Amendment 13 to the credit agreement was executed, decreasing the borrowing base of the Partnership’s revolving credit facility to $110.0 million. The amendment also required that the leverage ratio be calculated on a building, period-annualized basis, beginning the second quarter of 2019. At April 26, 2019, the outstanding borrowings of our revolving credit facility were $68.0 million.

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

We currently expect capital spending for the remainder of 2019 for the development, growth and maintenance of our oil and natural gas properties to be $5.2 million. We will adjust our capital program in response to business conditions and operating results along with our evaluation of additional development opportunities that are identified throughout the year.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (commodity price and differential swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. At March 31, 2019, we had commodity derivative contracts covering approximately 51%, 57% and 40%, respectively, of our estimated 2019, 2020 and 2021 average daily production (estimate calculated based on the mid-point of our full-year 2019 Boe production guidance as released on May 1, 2019, and multiplied by a 94% oil weighting based on first quarter 2019 reported production volumes). See Note 4 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Preferred Units

As of March 31, 2019, we have issued $25.0 million of Class A Preferred Units and $15.0 million of Class B Preferred Units through private placements in August 2016 and January 2018, respectively. Both classes of Preferred Units receive a cumulative, quarterly cash distribution on Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%. Such distributions will be paid for each such quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreements. See Note 9 to the unaudited condensed consolidated financial statements for additional information regarding Preferred Units.

Sources and Uses of Cash

The following table summarizes the net decrease in cash for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018	Change	% Change
Operating activities
Net cash (used in) provided by operating activities	$(1,131)	$4,435	$(5,566)	(126%)
Investing activities
Acquisitions of oil and natural gas properties	(2,796)	(8,899)	6,103	69%
Additions to oil and natural gas properties	(3,057)	(1,465)	(1,592)	(109%)
Proceeds from sales of oil and natural gas properties	32,502	1,151	31,351	2724%
Net cash provided by (used in) investing activities	26,649	(9,213)	35,862	389%
Financing activities
Proceeds from line of credit	7,000	2,000	5,000	250%
Payments on line of credit	(32,000)	(11,762)	(20,238)	(172%)
Proceeds from sale of Class B convertible preferred units, net of offering costs	—	14,971	(14,971)	(100%)
Other	(800)	(1,651)	851	52%
Net cash (used in) provided by financing activities	(25,800)	3,558	(29,358)	(825%)
Change in cash and cash equivalents	$(282)	$(1,220)	$938	77%

Operating activities. The change in operating cash flows for the periods compared was primarily attributable to:

•	increased LOE of $2.2 million;
•	increased working capital of $3.7 million; and
•	increased G&A of $0.8 million; offset by
•	increased settlements on derivatives of $1.5 million.

Investing and financing activities. The change in investing and financing cash flows for the periods compared was primarily attributable to:

•

larger than normal proceeds from the sale of oil and natural gas properties and resulting payments on the revolving credit facility were due to the Strategic Transaction. See Note 2 to the unaudited condensed consolidated financial statements for further discussion of the Strategic Transaction.

Off–Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us under the various environmental protection statutes to which we are subject.

ITEM 1A. RISK FACTORS

Except for the risk factor discussed below, there have been no material changes with respect to the risk factors disclosed in our Annual Report for the year ended December 31, 2018.

We may not be able to maintain our listing on the NASDAQ Global Select Market.

NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Global Select Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive days.

On March 26, 2019, the Partnership received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the NASDAQ Stock Market notifying the Partnership that, for the last 30 consecutive business days, the bid price for the Partnership’s common units had closed below the minimum $1.00 per unit requirement for continued inclusion on the NASDAQ Global Select Market pursuant to NASDAQ Listing Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with NASDAQ rules, the Partnership has been provided an initial period of 180 calendar days, or until September 23, 2019 (the “Compliance Date”), to regain compliance with the Bid Price Rule. If, at any time before the Compliance Date, the bid price for the Partnership’s common units closes at $1.00 or more for a minimum of 10 consecutive business days, the Staff will provide written notification to the Partnership that it complies with the Bid Price Rule.

If the Partnership does not regain compliance with the Bid Price Rule by the Compliance Date, the Partnership may be eligible for an additional 180 calendar day compliance period. To qualify, the Partnership would need to provide written notice of its intention to cure the deficiency during the additional compliance period, by effecting a reverse unit split, if necessary, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement.

If the Partnership does not regain compliance with the Bid Price Rule by the Compliance Date and is not eligible for an additional compliance period at that time, the Staff will provide written notification to the Partnership that its common units may be delisted. At that time, the Partnership may appeal the Staff’s delisting determination to a NASDAQ Listing Qualifications Panel.

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

10.1

Purchase and Sale Agreement, dated as of February 15, 2019, among Mid-Con Energy Properties, LLC, as purchaser, and Scout Energy Group IV, LP, Scout Energy Partners IV-A, LP, Scout Energy Group I, LP, and Scout Energy Partners I-A, LP, as seller thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on February 19, 2019).

10.2

Purchase and Sale Agreement, dated as of February 15, 2019, among Mid-Con Energy Properties, LLC, as seller and Scout Energy Group IV, LP, as purchaser thereto (incorporated by reference to Exhibit 10.2 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on February 19, 2019).

10.3

Amendment No. 13 to Credit Agreement, dated as of March 28, 2019, among Mid-Con Energy Properties, LLC, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Partners, LP’s current report on Form 8-K filed with the SEC on April 2, 2019).

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

MID-CON ENERGY PARTNERS, LP

	By:	Mid-Con Energy GP, LLC, its general partner

May 1, 2019	By:	/s/ Jeffrey R. Olmstead
Jeffrey R. Olmstead
Chief Executive Officer

May 1, 2019	By:	/s/ Philip R. Houchin
Philip R. Houchin
Chief Financial Officer