Form 10-Q
period 2019-06-30
Mid-Con Energy Partners, LP
filed 2019-07-31
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(918) 743-7575

(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	MCEP	NASDAQ Global Select Market

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

As of July 26, 2019, the registrant had 30,785,958 common units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	volatility of commodity prices;
•	revisions to oil and natural gas reserves estimates as a result of changes in commodity prices;
•	effectiveness of risk management activities;
•	business strategies;
•	future financial and operating results;
•	our ability to pay distributions;
•	ability to replace the reserves we produce through acquisitions and the development of our properties;
•	future capital requirements and availability of financing;
•	technology and cybersecurity;
•	realized oil and natural gas prices;
•	production volumes;
•	lease operating expenses;
•	general and administrative expenses;
•	cash flow and liquidity;
•	availability of production equipment;
•	availability of oil field labor;
•	capital expenditures;
•	availability and terms of capital;
•	marketing of oil and natural gas;
•	general economic conditions;
•	competition in the oil and natural gas industry;
•	environmental liabilities;
•	counterparty credit risk;
•	governmental regulation and taxation;
•	compliance with NASDAQ listing requirements;
•	developments in oil and natural gas producing countries; and
•	plans, objectives, expectations and intentions.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of units)

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$525	$467
Accounts receivable	6,438	4,194
Derivative financial instruments	—	5,666
Prepaid expenses	393	118
Assets held for sale, net	430	430
Total current assets	7,786	10,875
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	256,654	379,441
Unproved properties	3,476	2,928
Other property and equipment	1,456	427
Accumulated depletion, depreciation, amortization and impairment	(71,686)	(175,948)
Total property and equipment, net	189,900	206,848
Derivative financial instruments	955	2,418
Other assets	1,186	1,563
Total assets	$199,827	$221,704

LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$693	$141
Related parties	3,320	3,732
Derivative financial instruments	1,086	—
Accrued liabilities	632	2,024
Other current liabilities	415	—
Total current liabilities	6,146	5,897
Long-term debt	66,000	93,000
Other long-term liabilities	675	47
Asset retirement obligations	30,082	26,001
Commitments and contingencies
Class A convertible preferred units - 11,627,906 issued and outstanding, respectively	22,325	21,715
Class B convertible preferred units - 9,803,921 issued and outstanding, respectively	14,731	14,635
Equity, per accompanying statements
General partner	(771)	(786)
Limited partners - 30,785,958 and 30,436,124 units issued and outstanding, respectively	60,639	61,195
Total equity	59,868	60,409
Total liabilities, convertible preferred units and equity	$199,827	$221,704

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Oil sales	$16,792	$15,931	$31,386	$30,475
Natural gas sales	397	264	647	432
Other operating revenues	340	—	712	—
Gain (loss) on derivatives, net	3,396	(9,500)	(8,802)	(12,882)
Total revenues	20,925	6,695	23,943	18,025
Operating costs and expenses
Lease operating expenses	7,587	5,009	14,417	9,649
Production and ad valorem taxes	1,469	1,205	2,751	2,238
Other operating expenses	417	—	890	—
Impairment of proved oil and natural gas properties	204	959	204	9,710
Depreciation, depletion and amortization	2,369	3,393	5,467	6,834
Dry holes and abandonments of unproved properties	—	97	—	185
Accretion of discount on asset retirement obligations	417	191	745	344
General and administrative	2,348	1,358	5,010	3,252
Total operating costs and expenses	14,811	12,212	29,484	32,212
Gain (loss) on sales of oil and natural gas properties, net	223	12	9,692	(388)
Income (loss) from operations	6,337	(5,505)	4,151	(14,575)
Other (expense) income
Interest income	1	—	9	2
Interest expense	(1,229)	(1,410)	(2,844)	(2,749)
Other income	44	—	49	—
(Loss) gain on settlements of asset retirement obligations	(56)	60	(56)	49
Total other expense	(1,240)	(1,350)	(2,842)	(2,698)
Net income (loss)	5,097	(6,855)	1,309	(17,273)
Less: Distributions to preferred unitholders	1,157	1,139	2,306	2,155
Less: General partner's interest in net income (loss)	60	(81)	15	(204)
Limited partners' interest in net income (loss)	$3,880	$(7,913)	$(1,012)	$(19,224)
Limited partners' interest in net income (loss) per unit
Basic	$0.13	$(0.26)	$(0.03)	$(0.64)
Diluted	$0.07	$(0.26)	$(0.03)	$(0.64)
Weighted average limited partner units outstanding
Limited partner units (basic)	30,786	30,306	30,708	30,241
Limited partner units (diluted)	53,187	30,306	30,708	30,241

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$1,309	$(17,273)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	5,467	6,834
Debt issuance costs amortization	356	329
Accretion of discount on asset retirement obligations	745	344
Impairment of proved oil and natural gas properties	204	9,710
Dry holes and abandonments of unproved properties	—	185
Loss (gain) on settlements of asset retirement obligations	56	(49)
Cash paid for settlements of asset retirement obligations	(72)	(65)
Mark to market on derivatives
Loss on derivatives, net	8,802	12,882
Cash settlements paid for matured derivatives, net	(586)	(3,505)
(Gain) loss on sales of oil and natural gas properties	(9,692)	388
Non-cash equity-based compensation	456	367
Changes in operating assets and liabilities
Accounts receivable	(2,441)	(325)
Prepaid expenses and other assets	(254)	(1,565)
Accounts payable - trade and accrued liabilities	434	442
Accounts payable - related parties	(293)	1,277
Net cash provided by operating activities	4,491	9,976
Cash flows from investing activities
Acquisitions of oil and natural gas properties	(3,262)	(9,257)
Additions to oil and natural gas properties	(5,085)	(3,724)
Proceeds from sales of oil and natural gas properties	32,514	1,163
Net cash provided by (used in) investing activities	24,167	(11,818)
Cash flows from financing activities
Proceeds from line of credit	7,000	7,000
Payments on line of credit	(34,000)	(19,000)
Debt issuance costs	—	(651)
Proceeds from sale of Class B convertible preferred units, net of offering costs	—	14,878
Distributions to Class A convertible preferred units	(1,000)	(1,500)
Distributions to Class B convertible preferred units	(600)	(200)
Net cash (used in) provided by financing activities	(28,600)	527
Net increase (decrease) in cash and cash equivalents	58	(1,315)
Beginning cash and cash equivalents	467	1,832
Ending cash and cash equivalents	$525	$517

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2018	$(786)	30,436	$61,195	$60,409
Equity-based compensation	—	350	334	334
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(301)	(301)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(48)	(48)
Net loss	(45)	—	(3,743)	(3,788)
Balance, March 31, 2019	(831)	30,786	56,637	55,806
Equity-based compensation	—	—	122	122
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(309)	(309)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(48)	(48)
Net income	60	—	5,037	5,097
Balance, June 30, 2019	$(771)	30,786	$60,639	$59,868

Balance, December 31, 2017	$(572)	30,091	$82,260	$81,688
Equity-based compensation	—	215	239	239
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(200)	(200)
Allocation of value to beneficial conversion feature of Class B convertible preferred units	—	—	686	686
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(285)	(285)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(31)	(31)
Net loss	(123)	—	(10,295)	(10,418)
Balance, March 31, 2018	(695)	30,306	71,874	71,179
Equity-based compensation	—	—	128	128
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(292)	(292)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(47)	(47)
Net loss	(81)	—	(6,774)	(6,855)
Balance, June 30, 2018	$(776)	30,306	$64,089	$63,313

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

Reclassifications

The unaudited condensed consolidated statements of operations for the prior year includes reclassifications from lease operating expenses (“LOE”) to production and ad valorem taxes to conform to the current presentation. Such reclassifications have no impact on previously reported net loss.

Non-cash Investing and Supplemental Cash Flow Information

The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Six Months Ended June 30,
(in thousands)	2019	2018
Non-cash investing information
Change in oil and natural gas properties - assets received in exchange	$38,533	$—
Change in oil and natural gas properties - accrued capital expenditures	$(74)	$238
Change in oil and natural gas properties - accrued acquisitions	$(1,428)	$—
Change in oil and natural gas properties - acquisition deposit paid in prior year	$—	$1,000
Supplemental cash flow information
Cash paid for interest	$2,619	$2,153

Note 2. Acquisitions, Divestitures and Assets Held for Sale

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

Assets and liabilities assumed in acquisitions accounted for as business combinations are recorded in our unaudited condensed consolidated balance sheets at their estimated fair values as of the acquisition date using assumptions that represent Level 3 fair value measurement inputs. See Note 5 in this section for additional discussion of our fair value measurements. Results of operations attributable to the acquisition subsequent to the closing are included in our unaudited condensed consolidated statements of operations.

The operations and cash flows of divested properties are eliminated from our ongoing operations.

Pine Tree Business Combination

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

The following table presents revenues and expenses of the acquired oil and natural gas properties included in the accompanying unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Oil and natural gas sales	$481	$354	$703	$484
Expenses(1)	$356	$161	$564	$281
(1) Expenses include LOE, production and ad valorem taxes, accretion and depletion.

Strategic Transaction

In March 2019, we simultaneously closed the previously announced definitive agreements to sell substantially all of our oil and natural gas properties located in Texas for $60.0 million and to purchase certain oil and natural gas properties located in Osage, Grady and Caddo Counties in Oklahoma for an aggregate purchase price of $27.5 million, both agreements subject to customary purchase price adjustments. We received net proceeds of $32.5 million at the close of this Strategic Transaction (“Strategic Transaction”) of which $32.0 million was used to reduce borrowings outstanding on our revolving credit facility. The acquired properties were accounted for as an asset acquisition. A gain on the sale of oil and natural gas properties of $9.5 million was reported in the unaudited condensed consolidated statements of operations.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Oil and natural gas sales	$39	$6,898	$4,689	$13,866
Expenses(1)	$(4)	$5,301	$3,370	$9,719
(1) Expenses include LOE, production and ad valorem taxes, impairment of proved oil and natural gas properties, dry hole and abandonment, accretion and depletion.

Nolan County Divestiture

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

Assets Held for Sale

Land in Southern Oklahoma met held-for-sale criteria as of June 30, 2019, and December 31, 2018. The carrying value of $0.4 million was presented as “Assets held for sale, net” in our unaudited condensed consolidated balance sheets.

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

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at June 30, 2019:

Number of Common Units
Approved and authorized awards	3,514,000
Unrestricted units granted	(1,350,538)
Restricted units granted, net of forfeitures	(399,424)
Equity-settled phantom units granted, net of forfeitures	(1,490,669)
Awards available for future grant	273,369

We recognized $0.1 million and $0.4 million of total equity-based compensation expense for the three months and six months ended June 30, 2019, respectively. We recognized $0.1 million and $0.3 million of total equity-based compensation expense for the three months and six months ended June 30, 2018, respectively. These costs are reported as a component of general and administrative expenses (“G&A”) in our unaudited condensed consolidated statements of operations.

Unrestricted Unit Awards

During the six months ended June 30, 2019, we granted 50,000 unrestricted units with an average grant date fair value of $1.04 per unit. During the six months ended June 30, 2018, we granted 87,832 unrestricted units with an average grant date fair value of $1.79 per unit.

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over a period of two or three years. During the six months ended June 30, 2019, we granted 510,000 equity-settled phantom units with a two-year vesting period and 63,000 equity-settled phantom units with a three-year vesting period. During the six months ended June 30, 2018, we granted 381,000 equity-settled phantom units with a two-year vesting period and 8,500 equity-settled phantom units with a three-year vesting period. As of June 30, 2019, there were $0.6 million of unrecognized compensation costs related to non-vested equity-settled phantom units. These costs are expected to be recognized over a weighted average period of seventeen months.

A summary of our equity-settled phantom unit awards for the six months ended June 30, 2019, is presented below:

	Number of Equity-Settled Phantom Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2018	351,166	$1.73
Units granted	573,000	1.04
Units vested	(299,834)	1.35
Units forfeited	(15,000)	1.60
Outstanding at June 30, 2019	609,332	$1.27

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

At June 30, 2019, our commodity derivative contracts were in a net liability position with a fair value of $0.1 million, whereas at December 31, 2018, our commodity derivative contracts were in a net asset position with a fair value of $8.1 million. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. As of June 30, 2019, all of our counterparties have performed pursuant to the terms of their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation, in our unaudited condensed consolidated balance sheets at June 30, 2019, and December 31, 2018:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
June 30, 2019
Assets
Derivative financial instruments - current asset	$67	$(67)	$—
Derivative financial instruments - long-term asset	2,369	(1,414)	955
Total	2,436	(1,481)	955

Liabilities
Derivative financial instruments - current liability	(1,153)	67	(1,086)
Derivative financial instruments - long-term liability	(1,414)	1,414	—
Total	(2,567)	1,481	(1,086)
Net liability	$(131)	$—	$(131)

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
December 31, 2018
Assets
Derivative financial instruments - current asset	$5,705	$(39)	$5,666
Derivative financial instruments - long-term asset	2,418	—	2,418
Total	8,123	(39)	8,084

Liabilities
Derivative financial instruments - current liability	(39)	39	—
Total	(39)	39	—
Net asset	$8,084	$—	$8,084

The following table presents the impact of derivative financial instruments and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net settlements on matured derivatives(1)	$(729)	$(2,181)	$(586)	$(3,505)
Net change in fair value of derivatives	4,125	(7,319)	(8,216)	(9,377)
Total gain (loss) on derivatives, net	$3,396	$(9,500)	$(8,802)	$(12,882)
(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

At June 30, 2019, and December 31, 2018, our commodity derivative contracts had maturities at various dates through December 2021 and were comprised of commodity price and differential swaps and collar contracts. At June 30, 2019, we had the following oil derivatives net positions:

Period Covered	Differential Fixed Price	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2019	$—	$56.08	$—	$—	1,692	NYMEX-WTI
Swaps - 2019	$(20.15)	$—	$—	$—	150	WCS-CRUDE-OIL
Swaps - 2020	$—	$55.81	$—	$—	1,931	NYMEX-WTI
Swaps - 2021	$—	$55.78	$—	$—	672	NYMEX-WTI
Collars - 2021	$—	$—	$52.00	$58.80	672	NYMEX-WTI

At December 31, 2018, we had the following oil derivatives net positions:

Period Covered	Differential Fixed Price	Weighted Average Fixed Price	Total Bbls Hedged/day	Index
Swaps - 2019	$—	$56.14	1,779	NYMEX-WTI
Swaps - 2019	$(20.15)	$—	137	WCS-CRUDE-OIL
Swaps - 2020	$—	$54.81	1,199	NYMEX-WTI

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 for the three and six months ended June 30, 2019, and for the year ended December 31, 2018.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no material changes in valuation approach or related inputs for the three and six months ended June 30, 2019, and for the year ended December 31, 2018.

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

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2019
Derivative financial instruments - asset	$—	$2,436	$—	$2,436
Derivative financial instruments - liability	$—	$2,567	$—	$2,567
December 31, 2018
Derivative financial instruments - asset	$—	$8,123	$—	$8,123
Derivative financial instruments - liability	$—	$39	$—	$39

A summary of the changes in Level 3 fair value measurements for the periods presented are as follows:

(in thousands)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Balance of Level 3 at beginning of period	$—	$(401)
Derivative deferred premiums - settlements	—	401
Balance of Level 3 at end of period	$—	$—

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

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment expense is recognized for the difference between the estimated fair value and the carrying value of the assets. We recorded impairment expense of $0.2 million for the three and six months ended June 30, 2019. We recorded impairment expense of $1.0 million and $9.7 million for the three and six months ended June 30, 2018, respectively.

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

As of June 30, 2019, and December 31, 2018, our ARO were reported as asset retirement obligations in our unaudited condensed consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

(in thousands)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Asset retirement obligations - beginning of period	$26,001	$10,326
Liabilities incurred for new wells and interest	8,993	15,497
Liabilities settled upon plugging and abandoning wells	(16)	(138)
Liabilities removed upon sale of wells	(5,641)	(399)
Revision of estimates	—	(6)
Accretion expense	745	721
Asset retirement obligations - end of period	$30,082	$26,001

Note 7. Debt

We had outstanding borrowings under our revolving credit facility of $66.0 million and $93.0 million at June 30, 2019, and December 31, 2018, respectively. Our current revolving credit facility matures in November 2020. Borrowings under the facility are secured by liens on not less than 90% of the value of our proved reserves.

The borrowing base of our revolving credit facility is collectively determined by our lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other variables. The borrowing base is subject to scheduled redeterminations in the spring and fall of each year with an additional redetermination, either at our request or at the request of the lenders, during the period between each scheduled borrowing base redetermination. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract. The next regularly scheduled redetermination is expected to occur in the fall of 2019.

Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.75% to 3.75% per annum according to the borrowing base usage. For the three months ended June 30, 2019, the average effective rate was 5.73%. Any unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Letters of credit are subject to a letter of credit fee that varies from 2.75% to 3.75% according to usage.

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

On March 28, 2019, in conjunction with closing the Strategic Transaction and serving as our spring redetermination, Amendment 13 to the credit agreement was executed, decreasing our borrowing base to $110.0 million. The amendment also required that the leverage ratio be calculated on a building, period-annualized basis, beginning the second quarter of 2019. As of June 30, 2019, we were in compliance with our financial covenants. See Note 2 in this section for further discussion of the Strategic Transaction.

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

Note 9. Equity

Common Units

At June 30, 2019, and December 31, 2018, the Partnership’s equity consisted of 30,785,958 and 30,436,124 common units, respectively, representing a 98.8% limited partnership interest in us.

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

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of June 30, 2019, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors.

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

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit. Proceeds from this issuance were used to fund an acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million in connection with the issuance of these Class A

Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million) and the beneficial conversion feature ($6.0 million). Accretion of the beneficial conversion feature was $0.3 million and $0.6 million for the three and six months ended June 30, 2019 and 2018, respectively. The registration statement registering resales of common units issued or to be issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

At June 30, 2019, the Partnership had accrued $0.5 million for the second quarter 2019 distributions that will be paid in cash in August 2019. The following table summarizes cash distributions paid on our Class A Preferred Units during the six months ended June 30, 2019:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2019	October 1, 2018 - December 31, 2018	$0.0430	$500
May 14, 2019	January 1, 2019 - March 31, 2019	$0.0430	$500

The following table summarizes cash distributions paid on our Class A Preferred Units during the six months ended June 30, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2018	July 1, 2017 - December 31, 2017	$0.0860	$1,000
May 15, 2018	January 1, 2018 - March 31, 2018	$0.0430	$500

Class B Preferred Units

On January 31, 2018, we completed a private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Class B Preferred Units were issued at a price of $1.53 per Class B Preferred Unit. Proceeds from this issuance were used to fund the acquisition of certain oil and natural gas properties located in Campbell and Converse Counties, Wyoming, and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $14.9 million in connection with the issuance of these Class B Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class B Preferred Units ($14.2 million) and the beneficial conversion feature ($0.7 million). Accretion of the beneficial conversion feature was $0.1 million for the six months ended June 30, 2019 and 2018. The registration statement registering resales of common units issued or to be issued upon conversion of the Class B Preferred Units was declared effective by the SEC on May 25, 2018.

At June 30, 2019, the Partnership had accrued $0.3 million for the second quarter 2019 distributions that will be paid in cash in August 2019. The following table summarizes cash distributions paid on our Class B Preferred Units during the six months ended June 30, 2019:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2019	October 1, 2018 - December 31, 2018	$0.0306	$300
May 14, 2019	January 1, 2019 - March 31, 2019	$0.0306	$300

The following table summarizes cash distributions paid on our Class B Preferred Units during the six months ended June 30, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
May 15, 2018	February 1, 2018 - March 31, 2018	$0.0200	$200

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

Operating Agreements

We, along with various third parties with an ownership interest in the same property, are parties to standard oil and natural gas joint operating agreements with our affiliate, Mid-Con Energy Operating. We and those third parties pay Mid-Con Energy Operating overhead associated with operating our properties and for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements. The majority of these expenses are included in LOE in our unaudited condensed consolidated statements of operations.

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

The following table summarizes the related party transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Services agreement	$708	$599	$1,477	$1,129
Operating agreements	2,708	1,465	5,544	2,791
Oilfield services	1,415	1,117	2,512	2,028
Other Agreements	80	80	160	150
	$4,911	$3,261	$9,693	$6,098

At June 30, 2019, we had a net payable to our affiliate, Mid-Con Energy Operating, of $3.3 million, comprised of a joint interest billing payable of $5.0 million and a payable for operating services and other miscellaneous items of $0.2 million, offset by an oil and natural gas revenue receivable of $1.9 million. At December 31, 2018, we had a net payable to our affiliate, Mid-Con Energy Operating, of $3.7 million, comprised of a joint interest billing payable of $3.7 million and a payable for operating services and other miscellaneous items of $1.2 million, offset by an oil and natural gas revenue receivable of $1.2 million. These amounts were included in accounts payable-related parties in our unaudited condensed consolidated balance sheets.

Note 11. New Accounting Standards

On January 1, 2019, we adopted ASC 842, Leases (“ASC 842”). See Note 13 in this section for further discussion of ASC 842.

In June 2016, the FASB issued ASC 326, Financial Instruments- Credit Losses (“ASC 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. This guidance is effective for fiscal years beginning after December 15, 2019, and early adoption is allowed as early as fiscal years beginning after December 15, 2018. We do not believe this new guidance will have a material impact on our consolidated financial statements.

Note 12. Revenue Recognition

We adopted ASC 606 effective January 1, 2018, using the modified retrospective approach. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Under ASC 605, we followed the sales method of accounting for oil and natural gas sales revenues in which revenues were recognized on our share of actual proceeds from oil and natural gas sold to purchasers. Revenue recognition required for our oil and natural gas sales contracts by ASC 606 does not differ from revenue recognition required under ASC 605 to account for such contracts. Therefore, we concluded that there was no change in our revenue recognition under ASC 606 and the cumulative effect of applying the new standard to all outstanding contracts as of January 1, 2018, did not result in an adjustment to retained earnings. We had no significant natural gas imbalances at June 30, 2019 and 2018.

Revenue from Contracts with Customers

Under our oil and natural gas sales contracts, enforceable rights and obligations arise at the time production occurs on dedicated leases as the Partnership promises to deliver goods in the form of oil or natural gas production on contractually-specified leases to the purchasers. Sales of oil and natural gas are recognized at the point that control of the product is transferred to the customer; title and risk of loss to the product generally transfers at the delivery point specified in the contract. We do not extract natural gas liquids (“NGLs”) from our natural gas production prior to the sale and transfer of title of the natural gas stream to our purchasers. While some of our purchasers extracted NGLs from the natural gas stream sold by us to them, we had no ownership in such NGLs. The Partnership commits and dedicates for sale all of the oil or natural gas production from contractually agreed-upon leases to the purchaser. Our oil contract pricing provisions are tied to a market index, with certain marketing adjustments, including location and quality differentials as well as certain embedded marketing fees. The majority of our natural gas contract pricing provisions are tied to a market index less customary deductions, such as gathering, processing and transportation. Payment is typically received 30 to 60 days after the date production is delivered.

Transaction Price Allocated to Remaining Performance Obligations

Our oil and natural gas sales are generally short-term in nature, with a contract term of one year or less. For those contracts, we have utilized the practical expedient in ASC 606-10-50-14, exempting the Partnership from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

For our oil and natural gas sales contracts, the variable consideration related to variable production is not estimated because the uncertainty related to the consideration is resolved as the barrel of oil (“Bbl”) and Mcf of natural gas are transferred to the customer each day. Therefore, we have utilized the practical expedient in ASC 606-10-50-14(a), which states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations for specific situations in which the Partnership does not need to estimate variable consideration to recognize revenue.

Contract Balances

Our oil and natural gas sales contracts do not give rise to contract assets or liabilities under ASC 606.

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

We lease office space in Tulsa, Oklahoma, Abilene, Texas, and Gillette, Wyoming. Per the short-term accounting policy election, leases with an initial term of 12 months or less were not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the term of the lease. Most of our leases include an option to renew. The exercise of the lease renewal options is at our discretion.

A summary of our leases is presented below:

(in thousands)	Classification	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Assets
Operating	Other property and equipment	$1,029	$—
Total lease assets		$1,029	$—

Liabilities
Current operating	Other current liabilities	$415	$—
Non-current operating	Other long-term liabilities	675	—
Total lease liabilities		$1,090	$—

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2019	2018	2019	2018
Operating lease expense(1)(2) (in thousands)	G&A expense	$65	$62	$131	$127
Weighted average remaining lease term (months)
Operating leases		29	41	29	41
Weighted average discount rate
Operating leases		5.7%	(3)	5.7%	(3)

(1) Includes short-term leases.

(2) There is not a material difference between cash paid and amortized expense.

(3) Not applicable under ASC 840.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)	Operating Leases
Remaining 2019	$236
2020	469
2021	472
Total lease maturities	1,177
Less: interest	87
Present value of lease liabilities	$1,090

Note 14. Subsequent Events

Distributions

On July 29, 2019, the Partnership announced that the Board declared Preferred Unit distributions for the second quarter of 2019, according to terms outlined in the Partnership Agreement. Distributions will be paid on August 14, 2019, to holders of record as of the close of business on August 7, 2019. The Class A Preferred Unit cash distributions will be $0.0430 per Class A Preferred Unit, or $0.5 million in aggregate. Additionally, the Class B Preferred Unit cash distributions will be $0.0306 per Class B Preferred Unit, or $0.3 million in aggregate.

Change in Control Severance Plan

On July 24, 2019, the Board adopted a change in control severance plan that provides severance benefits to certain key management in the event of a change in control.

Appointment and Departure of Certain Officers

On July 24, 2019, the Board appointed Chad B. Roller, Ph.D., as Chief Operating Officer of the general partner.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto, as well as our Annual Report.

Overview

Mid-Con Energy Partners, LP is a publicly held limited partnership formed in July 2011 that engages in the ownership, acquisition and development of producing oil and natural gas properties in North America, with a focus on EOR. Our properties are located in Oklahoma and Wyoming. Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.

Executive Summary

Highlights and Recent Developments

•	Net income was $5.1 million for the second quarter of 2019.
•	Generated positive cash flows from operating activities for the second quarter of 2019 of $5.6 million.
•	Continued to reduce outstanding borrowings on our revolving credit facility. Total net reduction of $27.0 million for the six months ended June 30, 2019.
•	Increased production of 2% from first quarter of 2019, despite historic flooding in Oklahoma. Production impacted by flooding is expected to be restored during third quarter of 2019.
•	Increased cash flow and asset value due to lower than anticipated LOE in newly acquired assets in Oklahoma.
•	Achieved first injection in our Wyoming waterflood project. Formal unitization approval expected in third quarter of 2019.
•	Returned 50 wells to production in newly acquired assets.

Business Environment

The markets for oil and natural gas have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Our average sales price per Bbl, excluding commodity derivative contracts, was $53.84 and $62.32 for the six months ended June 30, 2019 and 2018, respectively.

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

Results of Operations

The tables presented in this section summarize certain of the results of operations and period-to-period comparisons for the three and six months ended June 30, 2019 and 2018. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Production, Prices and Unit Costs per Boe. The table below provides production volume data, average sales prices and average unit costs per Boe:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2019	2018	Change	Change	2019	2018	Change	Change
Production Volumes
Oil (MBbls)	291	251	40	16%	583	489	94	19%
Natural gas (MMcf)	184	92	92	100%	305	178	127	71%
Total (MBoe)	322	267	55	21%	634	519	115	22%
Average daily net production (Boe/d)	3,538	2,934	604	21%	3,503	2,867	636	22%

Average sales price
Oil (per Bbl)
Sales price	$57.70	$63.47	$(5.77)	(9%)	$53.84	$62.32	$(8.48)	(14%)
Effect of net settlements on matured derivative instruments	$(2.50)	$(8.69)	$6.19	71%	$(1.01)	$(7.17)	$6.16	86%
Realized oil price after derivatives	$55.20	$54.78	$0.42	1%	$52.83	$55.15	$(2.32)	(4%)
Natural gas (per Mcf)	$2.16	$2.87	$(0.71)	(25%)	$2.12	$2.43	$(0.31)	(13%)

Average unit costs per Boe
Lease operating expenses	$23.56	$18.76	$4.80	26%	$22.74	$18.59	$4.15	22%
Production and ad valorem taxes	$4.56	$4.51	$0.05	1%	$4.34	$4.31	$0.03	1%
Depreciation, depletion and amortization	$7.36	$12.71	$(5.35)	(42%)	$8.62	$13.17	$(4.55)	(35%)
General and administrative expenses	$7.29	$5.09	$2.20	43%	$7.90	$6.27	$1.63	26%

Oil and natural gas sales. The following table provides oil and natural gas sales data for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Oil sales	$16,792	$15,931	$861	5%	$31,386	$30,475	$911	3%
Natural gas sales	397	264	133	50%	647	432	215	50%
Total oil and natural gas sales	$17,189	$16,195	$994	6%	$32,033	$30,907	$1,126	4%

The following table details the change in oil and natural gas sales due to price and volume variances:

	Three Months Ended June 30, 2019 and 2018			Six Months Ended June 30, 2019 and 2018
(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$(5.77)	291	$(1,679)	$(8.48)	583	$(4,945)
Natural gas (Mcf)	$(0.71)	184	(131)	(0.31)	305	(95)
Total oil and natural gas sales due to change in price			$(1,810)			$(5,040)

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of production volumes
Oil (Bbls)	40	$63.47	$2,540	94	$62.32	$5,856
Natural gas (Mcf)	92	$2.87	264	127	$2.43	310
Total oil and natural gas sales due to change in production volumes			2,804			6,166
Total change in oil and natural gas sales			$994			$1,126

The change in oil and natural gas sales for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily due to:

•	incremental production from properties acquired in Oklahoma and Wyoming; offset by
•	divestitures of our Texas properties; and
•	decreased oil sales prices.

Gain (loss) on derivatives, net. The table below summarizes the cash and non-cash components of our commodity derivative contracts as well as the change for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Cash settlements on matured derivatives, net(1)	$(729)	$(2,181)	$1,452	67%	$(586)	$(3,505)	$2,919	83%
Non-cash change in fair value of derivatives	4,125	(7,319)	11,444	156%	(8,216)	(9,377)	1,161	12%
Total gain (loss) on derivatives	$3,396	$(9,500)	$12,896	136%	$(8,802)	$(12,882)	$4,080	32%
(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

Lease operating expenses. The following table summarizes the change in lease operating expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Lease operating expenses	$7,327	$4,732	$2,595	55%	$13,896	$9,039	$4,857	54%
Workover expenses	260	277	(17)	(6%)	521	610	(89)	(15%)
Total lease operating expenses	$7,587	$5,009	$2,578	51%	$14,417	$9,649	$4,768	49%

The change in lease operating expenses for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily due to:

•	incremental costs associated with properties acquired in Oklahoma and Wyoming; offset by
•	divestitures of our Texas properties.

The following table summarizes lease operating expenses per Boe data for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(per Boe)	2019	2018	Change	Change	2019	2018	Change	Change
Lease operating expenses	$22.75	$17.72	$5.03	28%	$21.92	$17.42	$4.50	26%
Workover expenses	0.81	1.04	(0.23)	(22%)	0.82	1.17	(0.35)	(30%)
Total lease operating expenses per Boe	$23.56	$18.76	$4.80	26%	$22.74	$18.59	$4.15	22%

The change in lease operating expenses per Boe for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily due to:

•	properties acquired in Oklahoma with higher LOE per Boe; offset by
•	divestitures of our Texas properties with lower LOE per Boe.

Production and ad valorem taxes. The following table summarizes the change in production and ad valorem taxes for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Production taxes	$1,193	$963	$230	24%	$2,109	$1,835	$274	15%
Ad valorem taxes	276	242	34	14%	642	403	239	59%
Total production and ad valorem taxes	$1,469	$1,205	$264	22%	$2,751	$2,238	$513	23%

The change in production and ad valorem expenses for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily due to:

•	increased production taxes due to higher production volumes; and
•	increased ad valorem taxes due to properties acquired in Wyoming.

The following table summarizes production and ad valorem taxes per Boe data for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(per Boe)	2019	2018	Change	Change	2019	2018	Change	Change
Production taxes	$3.70	$3.60	$0.10	3%	$3.33	$3.53	$(0.20)	(6%)
Ad valorem taxes	0.86	0.91	(0.05)	(5%)	1.01	0.78	0.23	29%
Total production and ad valorem taxes per Boe	$4.56	$4.51	$0.05	1%	$4.34	$4.31	$0.03	1%

The change in production and ad valorem taxes per Boe for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily due to the changes noted above and the divestitures of our Texas properties with a lower state oil production tax rate.

Depreciation, depletion, amortization and impairment expenses. The following table provides our non-cash depreciation, depletion and amortization (“DD&A”) and impairment expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Depreciation, depletion and amortization	$2,369	$3,393	$(1,024)	(30%)	$5,467	$6,834	$(1,367)	(20%)
Impairment	204	959	(755)	(79%)	204	9,710	(9,506)	(98%)
Total DD&A and impairment expense	$2,573	$4,352	$(1,779)	(41%)	$5,671	$16,544	$(10,873)	(66%)

The change in DD&A for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily due to:

•	reduced asset carrying values due to impairment in 2018; and
•	the net impact of the Texas divestitures and the properties acquired in Oklahoma and Wyoming.

Impairment of proved oil and natural gas properties for the three and six months ended June 30, 2019, was primarily due to reserve revisions. Impairment of proved oil and natural gas properties for the three and six months ended June 30, 2018, was primarily due to persistent wellbore issues on a certain Texas project.

General and administrative expenses. The following table provides components of our G&A for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands, except for per Boe)	2019	2018	Change	Change	2019	2018	Change	Change
General and administrative expenses	$2,226	$1,230	$996	81%	$4,554	$2,885	$1,669	58%
Non-cash compensation	122	128	(6)	(5%)	456	367	89	24%
Total general and administrative expenses	$2,348	$1,358	$990	73%	$5,010	$3,252	$1,758	54%
General and administrative expenses (per Boe)	$7.29	$5.09	2.20	43%	$7.90	$6.27	1.63	26%

The change in both G&A and G&A per Boe for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily due to increased professional and other fees related to acquisition and divestiture activity.

Gain (loss) on sales of oil and natural gas properties. The following table provides our gain (loss) on sales of oil and natural gas properties for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Gain (loss) on sales of oil and natural gas properties, net	$223	$12	$211	1758%	$9,692	$(388)	$10,080	2598%

The change in gain (loss) on sales of oil and natural gas properties for the three and six months ended June 30, 2019, was due to the divestiture of substantially all of our Texas properties as part of the Strategic Transaction. For the three and six months ended June 30, 2018, the gain (loss) on sales of oil and natural gas properties was primarily related to the Southern Oklahoma divestiture.

Interest expense. Interest expense is impacted by our borrowings outstanding, interest rates, commitment fees and related debt placement fees which are amortized over the life of the credit agreement. The following table sets forth interest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Interest expense	$1,229	$1,410	$(181)	(13%)	$2,844	$2,749	$95	3%
Average effective interest rate	5.73%	5.21%	0.52%	10%	5.75%	5.05%	0.70%	14%

The change in interest expense for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, was primarily due to:

•	lower outstanding borrowings resulting from the payment of $32.0 million on the revolving credit facility from funds received in conjunction with the Strategic Transaction; offset by
•	higher effective interest rate caused by an increase in the underlying market rate.

Liquidity and Capital Resources

Our ability to finance our operations, fund our capital expenditures and acquisitions, meet or refinance our debt obligations and meet our collateral requirements will depend on our future cash flows, our ability to borrow and our ability to raise equity or debt capital. Our ability to generate cash is subject to a number of factors, some of which are beyond our control, including weather, oil and natural gas prices (including regional price differentials), operating costs and maintenance capital expenditures, as well as general economic, financial, competitive, legislative, regulatory and other factors. Historically, our primary use of cash has been for debt reduction, capital spending (including acquisitions) and distributions.

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

Our liquidity position at July 26, 2019, consisted of approximately $0.6 million of available cash and $43.0 million of available borrowings ($110.0 million borrowing base less $66.0 million outstanding borrowings and $1.0 million outstanding standby letter of credit). Our borrowing base is redetermined in the spring and fall of each year.

Revolving Credit Facility

On March 28, 2019, in conjunction with closing the Strategic Transaction, Amendment 13 to the credit agreement was executed, decreasing the borrowing base of the Partnership’s revolving credit facility to $110.0 million. The amendment also required that the leverage ratio be calculated on a building, period-annualized basis, beginning the second quarter of 2019. At July 26, 2019, the outstanding balances of our revolving credit facility and standby letter of credit were $66.0 million and $1.0 million, respectively.

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

We currently expect capital spending for the remainder of 2019 for the development, growth and maintenance of our oil and natural gas properties to be $5.4 million. We will adjust our capital program in response to business conditions and operating results along with our evaluation of additional development opportunities that are identified throughout the year.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (commodity price and differential swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. At June 30, 2019, we had commodity derivative contracts covering approximately 52%, 60% and 41%, respectively, of our estimated 2019, 2020 and 2021 average daily production (estimate calculated based on the mid-point of our full-year 2019 Boe production guidance as released on July 31, 2019, and multiplied by a 90% oil weighting based on second quarter 2019 reported production volumes). See Note 4 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Preferred Units

As of June 30, 2019, we have issued $25.0 million of Class A Preferred Units and $15.0 million of Class B Preferred Units through private placements in August 2016 and January 2018, respectively. Both classes of Preferred Units receive a cumulative, quarterly cash distribution on Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%. Such distributions will be paid for each such quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreements. See Note 9 to the unaudited condensed consolidated financial statements for additional information regarding Preferred Units.

Sources and Uses of Cash

The following table summarizes the net change in cash for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,			%
(in thousands)	2019	2018	Change	Change
Operating activities
Net cash provided by operating activities	$4,491	$9,976	$(5,485)	(55%)
Investing activities
Acquisitions of oil and natural gas properties	(3,262)	(9,257)	5,995	65%
Additions to oil and natural gas properties	(5,085)	(3,724)	(1,361)	(37%)
Proceeds from sales of oil and natural gas properties	32,514	1,163	31,351	2696%
Net cash provided by (used in) investing activities	24,167	(11,818)	35,985	304%
Financing activities
Proceeds from line of credit	7,000	7,000	—	0%
Payments on line of credit	(34,000)	(19,000)	(15,000)	(79%)
Proceeds from sale of Class B convertible preferred units, net of offering costs	—	14,878	(14,878)	(100%)
Other	(1,600)	(2,351)	751	32%
Net cash (used in) provided by financing activities	(28,600)	527	(29,127)	(5527%)
Change in cash and cash equivalents	$58	$(1,315)	$1,373	104%

Operating activities. The change in operating cash flows for the periods compared was primarily attributable to:

•	increased LOE of $4.8 million;
•	increased cash used for working capital of $2.4 million; and
•	increased G&A of $1.8 million; offset by
•	decreased settlements paid on derivatives of $2.9 million.

Investing and financing activities. The change in investing and financing cash flows for the periods compared was primarily attributable to:

•

larger than normal proceeds from the sale of oil and natural gas properties and resulting payments on the revolving credit facility due to the Strategic Transaction. See Note 2 to the unaudited condensed consolidated financial statements for further discussion of the Strategic Transaction; and

•	Preferred Units issuance in 2018.

Off–Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to maintain our listing on the NASDAQ Global Select Market, which could have a material adverse effect on us and our unitholders.

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

If the Partnership does not regain compliance with the Bid Price Rule by the Compliance Date, the Partnership may be eligible for an additional 180 calendar day compliance period. To qualify, the Partnership would need to provide written notice of its intention to cure the deficiency during the additional compliance period, which could include a reverse unit split, if necessary, provided that it meets the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement.

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

MID-CON ENERGY PARTNERS, LP

	By:	Mid-Con Energy GP, LLC, its general partner

July 31, 2019	By:	/s/ Jeffrey R. Olmstead
Jeffrey R. Olmstead
Chief Executive Officer

July 31, 2019	By:	/s/ Philip R. Houchin
Philip R. Houchin
Chief Financial Officer