Form 10-Q
period 2019-09-30
Mid-Con Energy Partners, LP
filed 2019-10-30
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, the registrant had 30,824,291 common units outstanding.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of units)

(Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$467	$467
Accounts receivable	5,243	4,194
Derivative financial instruments	2,133	5,666
Prepaid expenses	237	118
Assets held for sale	430	430
Total current assets	8,510	10,875
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	261,411	379,441
Unproved properties	3,563	2,928
Other property and equipment	1,360	427
Accumulated depletion, depreciation, amortization and impairment	(74,426)	(175,948)
Total property and equipment, net	191,908	206,848
Derivative financial instruments	3,630	2,418
Other assets	995	1,563
Total assets	$205,043	$221,704

LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$187	$141
Related parties	5,678	3,732
Accrued liabilities	449	2,024
Other current liabilities	422	—
Total current liabilities	6,736	5,897
Long-term debt	65,000	93,000
Other long-term liabilities	567	47
Asset retirement obligations	30,534	26,001
Commitments and contingencies
Class A convertible preferred units - 11,627,906 issued and outstanding, respectively	22,642	21,715
Class B convertible preferred units - 9,803,921 issued and outstanding, respectively	14,780	14,635
Equity, per accompanying statements
General partner	(702)	(786)
Limited partners - 30,824,291 and 30,436,124 units issued and outstanding, respectively	65,486	61,195
Total equity	64,784	60,409
Total liabilities, convertible preferred units and equity	$205,043	$221,704

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Oil sales	$15,468	$18,765	$46,854	$49,240
Natural gas sales	283	380	930	812
Other operating revenues	271	320	983	320
Gain (loss) on derivatives, net	5,730	(6,358)	(3,072)	(19,240)
Total revenues	21,752	13,107	45,695	31,132
Operating costs and expenses
Lease operating expenses	8,293	6,246	22,710	15,895
Production and ad valorem taxes	1,333	1,565	4,084	3,803
Other operating expenses	536	288	1,426	288
Impairment of proved oil and natural gas properties	180	—	384	9,710
Depreciation, depletion and amortization	2,559	4,812	8,026	11,646
Dry holes and abandonments of unproved properties	—	10	—	195
Accretion of discount on asset retirement obligations	423	404	1,168	748
General and administrative	1,404	1,494	6,414	4,746
Total operating costs and expenses	14,728	14,819	44,212	47,031
(Loss) gain on sales of oil and natural gas properties, net	—	(1)	9,692	(389)
Income (loss) from operations	7,024	(1,713)	11,175	(16,288)
Other (expense) income
Interest income	1	1	10	3
Interest expense	(1,175)	(1,620)	(4,019)	(4,369)
Other income	4	20	53	20
Gain on sale of other assets	123	—	123	—
(Loss) gain on settlements of asset retirement obligations	(16)	(37)	(72)	12
Total other expense	(1,063)	(1,636)	(3,905)	(4,334)
Net income (loss)	5,961	(3,349)	7,270	(20,622)
Less: Distributions to preferred unitholders	1,166	1,148	3,472	3,303
Less: General partner's interest in net income (loss)	69	(39)	84	(243)
Limited partners' interest in net income (loss)	$4,726	$(4,458)	$3,714	$(23,682)
Limited partners' interest in net income (loss) per unit
Basic	$0.15	$(0.14)	$0.12	$(0.78)
Diluted	$0.09	$(0.14)	$0.07	$(0.78)

Weighted average limited partner units outstanding
Limited partner units (basic)	30,811	30,392	30,743	30,292
Limited partner units (diluted)	53,189	30,392	53,142	30,292

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$7,270	$(20,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	8,026	11,646
Debt issuance costs amortization	533	503
Accretion of discount on asset retirement obligations	1,168	748
Impairment of proved oil and natural gas properties	384	9,710
Dry holes and abandonments of unproved properties	—	195
Loss (gain) on settlements of asset retirement obligations	72	(12)
Cash paid for settlements of asset retirement obligations	(96)	(102)
Mark to market on derivatives
Loss on derivatives, net	3,072	19,240
Cash settlements paid for matured derivatives, net	(750)	(5,988)
Cash premiums paid for derivatives	—	(200)
(Gain) loss on sales of oil and natural gas properties	(9,692)	389
Gain on sale of other assets	(123)	—
Non-cash equity-based compensation	577	670
Changes in operating assets and liabilities
Accounts receivable	(1,246)	(3,109)
Prepaid expenses and other assets	(84)	(76)
Accounts payable - trade and accrued liabilities	(226)	689
Accounts payable - related parties	1,537	2,452
Net cash provided by operating activities	10,422	16,133
Cash flows from investing activities
Acquisitions of oil and natural gas properties	(3,296)	(21,626)
Additions to oil and natural gas properties	(9,363)	(6,072)
Proceeds from sales of oil and natural gas properties	32,514	1,163
Proceeds from sale of other assets	123	—
Net cash provided by (used in) investing activities	19,978	(26,535)
Cash flows from financing activities
Proceeds from line of credit	8,000	20,000
Payments on line of credit	(36,000)	(23,000)
Debt issuance costs	—	(651)
Proceeds from sale of Class B convertible preferred units, net of offering costs	—	14,847
Distributions to Class A convertible preferred units	(1,500)	(2,000)
Distributions to Class B convertible preferred units	(900)	(500)
Net cash (used in) provided by financing activities	(30,400)	8,696
Net decrease in cash and cash equivalents	—	(1,706)
Beginning cash and cash equivalents	467	1,832
Ending cash and cash equivalents	$467	$126

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
Three Months Ended September 30, 2019	Partner	Units	Amount	Equity

Balance, June 30, 2019	$(771)	30,786	$60,639	$59,868
Equity-based compensation	—	38	121	121
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(317)	(317)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(49)	(49)
Net income	69	—	5,892	5,961
Balance, September 30, 2019	$(702)	30,824	$65,486	$64,784

	General	Limited Partners		Total
Nine Months Ended September 30, 2019	Partner	Units	Amount	Equity

Balance, December 31, 2018	$(786)	30,436	$61,195	$60,409
Equity-based compensation	—	388	577	577
Distributions to Class A convertible preferred units	—	—	(1,500)	(1,500)
Distributions to Class B convertible preferred units	—	—	(900)	(900)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(927)	(927)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(145)	(145)
Net income	84	—	7,186	7,270
Balance, September 30, 2019	$(702)	30,824	$65,486	$64,784

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
Three Months Ended September 30, 2018	Partner	Units	Amount	Equity

Balance, June 30, 2018	$(776)	30,306	$64,089	$63,313
Equity-based compensation	—	130	303	303
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(299)	(299)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(49)	(49)
Net loss	(39)	—	(3,310)	(3,349)
Balance, September 30, 2018	$(815)	30,436	$59,934	$59,119

	General	Limited Partners		Total
Nine Months Ended September 30, 2018	Partner	Units	Amount	Equity

Balance, December 31, 2017	$(572)	30,091	$82,260	$81,688
Equity-based compensation	—	345	670	670
Distributions to Class A convertible preferred units	—	—	(1,500)	(1,500)
Distributions to Class B convertible preferred units	—	—	(800)	(800)
Allocation of value to beneficial conversion feature of Class B convertible preferred units	—	—	686	686
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(876)	(876)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(127)	(127)
Net loss	(243)	—	(20,379)	(20,622)
Balance, September 30, 2018	$(815)	30,436	$59,934	$59,119

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

Non-cash Investing and Supplemental Cash Flow Information

The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Non-cash investing information
Change in oil and natural gas properties - assets received in exchange	$38,533	$—
Change in oil and natural gas properties - accrued capital expenditures	$455	$315
Change in oil and natural gas properties - accrued acquisitions	$(1,462)	$1,897
Supplemental cash flow information
Cash paid for interest	$3,639	$3,567

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

The following table presents revenues and expenses of the acquired oil and natural gas properties included in the accompanying unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Oil and natural gas sales	$365	$325	$1,068	$809
Expenses(1)	$362	$235	$926	$516
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

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Oil and natural gas sales	$—	$6,578	$4,689	$20,444
Expenses(1)	$63	$4,188	$3,433	$13,907
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

Assets Held for Sale

Land in Southern Oklahoma met held-for-sale criteria as of September 30, 2019, and December 31, 2018. The carrying value of $0.4 million was presented as “Assets held for sale” in our unaudited condensed consolidated balance sheets.

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

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at September 30, 2019:

Number of Common Units
Approved and authorized awards	3,514,000
Unrestricted units granted	(1,350,538)
Restricted units granted, net of forfeitures	(399,424)
Equity-settled phantom units granted, net of forfeitures	(1,493,669)
Awards available for future grant	270,369

We recognized $0.2 million and $0.6 million of total equity-based compensation expense for the three and nine months ended September 30, 2019, respectively. We recognized $0.3 million and $0.6 million of total equity-based compensation expense for the three and nine months ended September 30, 2018, respectively. These costs are reported as a component of general and administrative expenses (“G&A”) in our unaudited condensed consolidated statements of operations.

Unrestricted Unit Awards

During the nine months ended September 30, 2019, we granted 50,000 unrestricted units with an average grant date fair value of $1.04 per unit. During the nine months ended September 30, 2018, we granted 87,832 unrestricted units with an average grant date fair value of $1.79 per unit.

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over a period of two or three years. During the nine months ended September 30, 2019, we granted 510,000 equity-settled phantom units with a two-year vesting period and 66,000 equity-settled phantom units with a three-year vesting period. During the nine months ended September 30, 2018, we granted 450,000 equity-settled phantom units with a two-year vesting period and 44,500 equity-settled phantom units with a three-year vesting period. As of September 30, 2019, there were $0.4 million of unrecognized compensation costs related to non-vested equity-settled phantom units. These costs are expected to be recognized over a weighted average period of fifteen months.

A summary of our equity-settled phantom unit awards for the nine months ended September 30, 2019, is presented below:

	Number of Equity-Settled Phantom Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2018	351,166	$1.73
Units granted	576,000	1.04
Units vested	(338,167)	1.38
Units forfeited	(15,000)	1.60
Outstanding at September 30, 2019	573,999	$1.24

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

At September 30, 2019, and December 31, 2018, our commodity derivative contracts were in a net asset position with a fair value of $5.8 million and $8.1 million, respectively. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. As of September 30, 2019, all of our counterparties have performed pursuant to the terms of their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation, in our unaudited condensed consolidated balance sheets at September 30, 2019, and December 31, 2018:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
September 30, 2019
Assets
Derivative financial instruments - current asset	$2,325	$(192)	$2,133
Derivative financial instruments - long-term asset	4,385	(755)	3,630
Total	6,710	(947)	5,763

Liabilities
Derivative financial instruments - current liability	(192)	192	—
Derivative financial instruments - long-term liability	(755)	755	—
Total	(947)	947	—
Net asset	$5,763	$—	$5,763

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
December 31, 2018
Assets
Derivative financial instruments - current asset	$5,705	$(39)	$5,666
Derivative financial instruments - long-term asset	2,418	—	2,418
Total	8,123	(39)	8,084

Liabilities
Derivative financial instruments - current liability	(39)	39	—
Total	(39)	39	—
Net asset	$8,084	$—	$8,084

The following table presents the impact of derivative financial instruments and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net settlements on matured derivatives(1)	$(164)	$(2,483)	$(750)	$(5,988)
Net change in fair value of derivatives	5,894	(3,875)	(2,322)	(13,252)
Total gain (loss) on derivatives, net	$5,730	$(6,358)	$(3,072)	$(19,240)
(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

At September 30, 2019, and December 31, 2018, our commodity derivative contracts had maturities at various dates through December 2021 and were comprised of commodity price and differential swaps and collar contracts. At September 30, 2019, we had the following oil derivatives net positions:

Period Covered	Differential Fixed Price	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2019	$—	$56.05	$—	$—	1,664	NYMEX-WTI
Swaps - 2019	$(20.15)	$—	$—	$—	150	WCS-CRUDE-OIL
Swaps - 2020	$—	$55.81	$—	$—	1,931	NYMEX-WTI
Swaps - 2021	$—	$55.78	$—	$—	672	NYMEX-WTI
Collars - 2021	$—	$—	$52.00	$58.80	672	NYMEX-WTI

At December 31, 2018, we had the following oil derivatives net positions:

Period Covered	Differential Fixed Price	Weighted Average Fixed Price	Total Bbls Hedged/day	Index
Swaps - 2019	$—	$56.14	1,779	NYMEX-WTI
Swaps - 2019	$(20.15)	$—	137	WCS-CRUDE-OIL
Swaps - 2020	$—	$54.81	1,199	NYMEX-WTI

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 for the three and nine months ended September 30, 2019, and for the year ended December 31, 2018.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no material changes in valuation approach or related inputs for the three and nine months ended September 30, 2019, and for the year ended December 31, 2018.

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

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
September 30, 2019
Derivative financial instruments - asset	$—	$6,710	$—	$6,710
Derivative financial instruments - liability	$—	$947	$—	$947
December 31, 2018
Derivative financial instruments - asset	$—	$8,123	$—	$8,123
Derivative financial instruments - liability	$—	$39	$—	$39

A summary of the changes in Level 3 fair value measurements for the periods presented are as follows:

(in thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Balance of Level 3 at beginning of period	$—	$(401)
Derivative deferred premiums - settlements	—	401
Balance of Level 3 at end of period	$—	$—

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

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment expense is recognized for the difference between the estimated fair value and the carrying value of the assets. We recorded impairment expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2019. We recorded impairment expense of $9.7 million for the nine months ended September 30, 2018.

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

As of September 30, 2019, and December 31, 2018, our ARO were reported as asset retirement obligations in our unaudited condensed consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

(in thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Asset retirement obligations - beginning of period	$26,001	$10,326
Liabilities incurred for new wells and interest	9,038	15,497
Liabilities settled upon plugging and abandoning wells	(24)	(138)
Liabilities removed upon sale of wells	(5,641)	(399)
Revision of estimates	(8)	(6)
Accretion expense	1,168	721
Asset retirement obligations - end of period	$30,534	$26,001

Note 7. Debt

We had outstanding borrowings under our revolving credit facility of $65.0 million and $93.0 million at September 30, 2019, and December 31, 2018, respectively. Our current revolving credit facility matures in November 2020. Borrowings under the facility are secured by liens on not less than 90% of the value of our proved reserves.

The borrowing base of our revolving credit facility is collectively determined by our lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other variables. The borrowing base is subject to scheduled redeterminations in the spring and fall of each year with an additional redetermination, either at our request or at the request of the lenders, during the period between each scheduled borrowing base redetermination. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract. The next regularly scheduled redetermination is expected to be completed in the fourth quarter of 2019.

Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.75% to 3.75% per annum according to the borrowing base usage. For the three months ended September 30, 2019, the average effective rate was 5.51%. Any unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Letters of credit are subject to a letter of credit fee that varies from 2.75% to 3.75% according to usage.

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

On March 28, 2019, in conjunction with closing the Strategic Transaction and serving as our spring redetermination, Amendment 13 to the credit agreement was executed, decreasing our borrowing base to $110.0 million. The amendment also required that the leverage ratio be calculated on a building, period-annualized basis, beginning the second quarter of 2019. As of September 30, 2019, we were in compliance with our financial covenants. See Note 2 in this section for further discussion of the Strategic Transaction.

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

Employment Agreements

Our general partner has entered into employment agreements with Charles R. Olmstead, Executive Chairman of the Board and Jeffrey R. Olmstead, President and Chief Executive Officer. The employment agreements automatically renew for one-year terms on August 1st of each year unless either we or the employee gives written notice of termination by the preceding February. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities and authority as the Board may specify from time to time, in roles consistent with such positions that are assigned to them. The agreements stipulate that if there is a change of control, termination of employment, with cause or without cause, or death of the executive certain payments will be made to the executive officer. These payments, depending on the reason for termination, currently range from $0.3 million to $0.7 million, including the value of vesting of any outstanding units. The benefits provided pursuant to the employment agreements are not duplicative of any benefits provided pursuant to the Change in Control Severance Plan described below.

Change in Control Severance Plan

On July 24, 2019, the Board adopted a Change in Control Severance Plan that provides severance benefits to certain key management employees of the general partner and its affiliates. The Change in Control Severance Plan provides for the payment of cash compensation and certain other benefits to eligible employees in the event of a change in control and a qualifying termination of employment. The obligations under the Change in Control Severance Plan are generally based on the terminated employee’s cash compensation and position within the Partnership. Depending on the facts and circumstances associated with a potential change in control, the total payments made pursuant to the Change in Control Severance Plan could be material. No liability has been recorded at September 30, 2019, associated with the Change in Control Severance Plan. For a more detailed description of the Change in Control Severance Plan, please refer to our Current Report on Form 8-K filed on July 26, 2019, including Exhibit 10.1 thereto.

Legal

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us under the various environmental protection statutes to which we are subject.

Note 9. Equity

Common Units

At September 30, 2019, and December 31, 2018, the Partnership’s equity consisted of 30,824,291 and 30,436,124 common units, respectively, representing a 98.8% limited partnership interest in us.

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

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of September 30, 2019, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors.

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

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit. Proceeds from this issuance were used to fund an acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million in connection with the issuance of these Class A Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million) and the beneficial conversion feature ($6.0 million). Accretion of the beneficial conversion feature was $0.3 million and $0.9 million for the three and nine months ended September 30, 2019 and 2018, respectively. The registration statement registering resales of common units issued or to be issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

At September 30, 2019, the Partnership had accrued $0.5 million for the third quarter 2019 distributions that will be paid in cash in November 2019. The following table summarizes cash distributions paid on our Class A Preferred Units during the nine months ended September 30, 2019:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2019	October 1, 2018 - December 31, 2018	$0.0430	$500
May 14, 2019	January 1, 2019 - March 31, 2019	$0.0430	$500
August 14, 2019	April 1, 2019 - June 30, 2019	$0.0430	$500

The following table summarizes cash distributions paid on our Class A Preferred Units during the nine months ended September 30, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2018	July 1, 2017 - December 31, 2017	$0.0860	$1,000
May 15, 2018	January 1, 2018 - March 31, 2018	$0.0430	$500
August 22, 2018	April 1, 2018 - June 30, 2018	$0.0430	$500

Class B Preferred Units

On January 31, 2018, we completed a private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Class B Preferred Units were issued at a price of $1.53 per Class B Preferred Unit. Proceeds from this issuance were used to fund the acquisition of certain oil and natural gas properties located in Campbell and Converse Counties, Wyoming, and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $14.9 million in connection with the issuance of these Class B Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class B Preferred Units ($14.2 million) and the beneficial conversion feature ($0.7 million). Accretion of the beneficial conversion feature was $0.1 million for the nine months ended September 30, 2019 and 2018. The registration statement registering resales of common units issued or to be issued upon conversion of the Class B Preferred Units was declared effective by the SEC on May 25, 2018.

At September 30, 2019, the Partnership had accrued $0.3 million for the third quarter 2019 distributions that will be paid in cash in November 2019. The following table summarizes cash distributions paid on our Class B Preferred Units during the nine months ended September 30, 2019:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2019	October 1, 2018 - December 31, 2018	$0.0306	$300
May 14, 2019	January 1, 2019 - March 31, 2019	$0.0306	$300
August 14, 2019	April 1, 2019 - June 30, 2019	$0.0306	$300

The following table summarizes cash distributions paid on our Class B Preferred Units during the nine months ended September 30, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
May 15, 2018	February 1, 2018 - March 31, 2018	$0.0204	$200
August 22, 2018	April 1, 2018 - June 30, 2018	$0.0306	$300

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

The following table summarizes the related party transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Services agreement	$719	$617	$2,196	$1,746
Operating agreements	2,809	2,145	8,353	4,936
Oilfield services	1,580	928	4,092	2,956
Other agreements	80	80	240	230
	$5,188	$3,770	$14,881	$9,868

At September 30, 2019, we had a net payable to our affiliate, Mid-Con Energy Operating, of $5.7 million, comprised of a joint interest billing payable of $7.0 million and a payable for operating services and other miscellaneous items of $0.3 million, offset by an oil and natural gas revenue receivable of $1.6 million. At December 31, 2018, we had a net payable to our affiliate, Mid-Con Energy Operating, of $3.7 million, comprised of a joint interest billing payable of $3.7 million and a payable for operating services and other miscellaneous items of $1.2 million, offset by an oil and natural gas revenue receivable of $1.2 million. These amounts were included in accounts payable-related parties in our unaudited condensed consolidated balance sheets.

Note 11. Revenue Recognition

We adopted ASC 606 effective January 1, 2018, using the modified retrospective approach. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Under ASC 605, we followed the sales method of accounting for oil and natural gas sales revenues in which revenues were recognized on our share of actual proceeds from oil and natural gas sold to purchasers. Revenue recognition required for our oil and natural gas sales contracts by ASC 606 does not differ from revenue recognition required under ASC 605 to account for such contracts. Therefore, we concluded that there was no change in our revenue recognition under ASC 606 and the cumulative effect of applying the new standard to all outstanding contracts as of January 1, 2018, did not result in an adjustment to retained earnings. We had no significant natural gas imbalances at September 30, 2019 and 2018.

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

Note 12. Leases

We adopted ASC 842, as amended, on January 1, 2019, using the modified retrospective approach. The modified retrospective approach provided a method for recording existing leases at adoption and allowed for a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of this standard did not result in an adjustment to retained earnings. We elected the transition package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification. We also elected the optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840, Leases (“ASC 840”). Our leases do not provide an implicit discount rate; therefore, we used our incremental borrowing rate as of January 1, 2019. As a result of adopting the new standard, we recorded lease assets and lease liabilities of $1.2 million and $1.3 million, respectively, at January 1, 2019.

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

A summary of our leases is presented below:

(in thousands)	Classification	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Assets
Operating	Other property and equipment	$933	$—
Total lease assets		$933	$—

Liabilities
Current operating	Other current liabilities	$422	$—
Non-current operating	Other long-term liabilities	567	—
Total lease liabilities		$989	$—

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2019	2018	2019	2018
Operating lease expense(1)(2) (in thousands)	G&A expense	$64	$64	$195	$191
Weighted average remaining lease term (months)
Operating leases		26	39	26	39
Weighted average discount rate
Operating leases		5.7%	(3)	5.7%	(3)

(1) Includes short-term leases.

(2) There is not a material difference between cash paid and amortized expense.

(3) Not applicable under ASC 840.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)	Operating Leases
Remaining 2019	$124
2020	489
2021	471
Total lease maturities	1,084
Less: interest	95
Present value of lease liabilities	$989

Note 13. New Accounting Standards

On January 1, 2019, we adopted ASC 842, Leases (“ASC 842”). See Note 12 in this section for further discussion of ASC 842.

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

Note 14. Subsequent Events

Distributions

On October 24, 2019, the Partnership announced that the Board declared Preferred Unit distributions for the third quarter of 2019, according to terms outlined in the Partnership Agreement. Distributions will be paid on November 14, 2019, to holders of record as of the close of business on November 7, 2019. The Class A Preferred Unit cash distributions will be $0.0430 per Class A Preferred Unit, or $0.5 million in aggregate. Additionally, the Class B Preferred Unit cash distributions will be $0.0306 per Class B Preferred Unit, or $0.3 million in aggregate.

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

Executive Summary

Financial Performance

Our financial performance for the three months ended September 30, 2019, included the following:

•	Net income was $6.0 million, compared to net loss of $3.3 million for the three months ended September 30, 2018;
•	Average daily net production was 3,543 Boe/d, compared to 3,609 Boe/d for the three months ended September 30, 2018, a 2% decrease over the comparative period;
•

Oil and natural gas sales were $15.8 million, compared to $19.1 million for the three months ended September 30, 2018, which was primarily the result of a 16% decrease in average sales price per Boe (excluding the effects of derivatives);

•	LOE was $8.3 million, compared to LOE of $6.2 million for the three months ended September 30, 2018;
•	Positive cash flows from operating activities were $5.9 million, compared to $6.2 million for the three months ended September 30, 2018; and
•	The Partnership continued to reduce outstanding borrowings on our revolving credit facility, for a total net reduction of $1.0 million.

Our financial performance for the nine months ended September 30, 2019, included the following:

•	Net income was $7.3 million, compared to net loss of $20.6 million for the nine months ended September 30, 2018;
•	Average daily net production was 3,516 Boe/d, compared to 3,117 Boe/d for the nine months ended September 30, 2018, a 13% increase over the comparative period;

•

Oil and natural gas sales were $47.8 million, compared to $50.1 million for the nine months ended September 30, 2018, which was the result of a 15% decrease in average sales price per Boe (excluding the effects of derivatives) and was partially offset by a 13% increase in production;

•	LOE was $22.7 million, compared to LOE of $15.9 million for the nine months ended September 30, 2018;
•	Positive cash flows from operating activities were $10.4 million, compared to $16.1 million for the nine months ended September 30, 2018; and
•	The Partnership continued to reduce outstanding borrowings on our revolving credit facility, for a total net reduction of $28.0 million.

Operational Performance

•	Our Wyoming waterflood project unitization was approved in September 2019:
•	first injection was achieved in the second quarter of 2019;
•	expansion of the waterflood continued with additional wells being converted to injection during the third quarter of 2019; and
•	activation is planned for the fourth quarter of 2019.
•	During the three months ended September 30, 2019, the Partnership:
•	drilled two wells in two fields in Oklahoma;
•	returned 40 wells to production; and
•	executed five re-stimulations and returned five wells to active water injection in our Wyoming assets.
•	Results of our completed third quarter 2019 capital projects are currently being evaluated for the purpose of high grading and further refining our future capital plans.

Business Environment

The markets for oil and natural gas have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Our average sales price per Bbl, excluding commodity derivative contracts, was $53.43 and $61.70 for the nine months ended September 30, 2019 and 2018, respectively.

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

Results of Operations

The tables presented in this section summarize certain results of operations and period-to-period comparisons for the three and nine months ended September 30, 2019 and 2018. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Production volumes, prices and unit costs per Boe

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
	2019	2018	Change	Change	2019	2018	Change	Change
Production volumes
Oil (MBbls)	294	309	(15)	(5%)	877	798	79	10%
Natural gas (MMcf)	193	139	54	39%	498	317	181	57%
Total (MBoe)	326	332	(6)	(2%)	960	851	109	13%
Average daily net production (Boe/d)	3,543	3,609	(66)	(2%)	3,516	3,117	399	13%

Average sales price
Oil (per Bbl)
Sales price	$52.61	$60.73	$(8.12)	(13%)	$53.43	$61.70	$(8.27)	(13%)
Effect of net settlements on matured derivative instruments	$(0.56)	$(8.69)	$8.13	94%	$(0.86)	$(7.75)	$6.89	89%
Realized oil price after derivatives	$52.05	$52.04	$0.01	0%	$52.57	$53.95	$(1.38)	(3%)
Natural gas (per Mcf)	$1.47	$2.73	$(1.26)	(46%)	$1.87	$2.56	$(0.69)	(27%)

Average unit costs per Boe
Lease operating expenses	$25.44	$18.81	$6.63	35%	$23.66	$18.68	$4.98	27%
Production and ad valorem taxes	$4.09	$4.71	$(0.62)	(13%)	$4.25	$4.47	$(0.22)	(5%)
Depreciation, depletion and amortization	$7.85	$14.49	$(6.64)	(46%)	$8.36	$13.69	$(5.33)	(39%)
General and administrative expenses	$4.31	$4.50	$(0.19)	(4%)	$6.68	$5.58	$1.10	20%

Oil and natural gas sales

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Oil sales	$15,468	$18,765	$(3,297)	(18%)	$46,854	$49,240	$(2,386)	(5%)
Natural gas sales	283	380	(97)	(26%)	930	812	118	15%
Total oil and natural gas sales	$15,751	$19,145	$(3,394)	(18%)	$47,784	$50,052	$(2,268)	(5%)

Oil and natural gas sales price and volume variances

	Three Months Ended September 30, 2019 and 2018			Nine Months Ended September 30, 2019 and 2018
(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$(8.12)	294	$(2,387)	$(8.27)	877	$(7,257)
Natural gas (Mcf)	$(1.26)	193	(244)	(0.69)	498	(344)
Total oil and natural gas sales due to change in price			$(2,631)			$(7,601)

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of production volumes
Oil (Bbls)	(15)	$60.73	$(910)	79	$61.70	$4,871
Natural gas (Mcf)	54	$2.73	147	181	$2.56	462
Total oil and natural gas sales due to change in production volumes			(763)			5,333
Total change in oil and natural gas sales			$(3,394)			$(2,268)

The change in oil and natural gas sales for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, was primarily due to:

•	decreased oil sales prices; and
•	divestitures of our Texas properties; offset by
•	incremental production from properties acquired in Oklahoma and Wyoming.

Gain (loss) on derivatives, net

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Cash settlements on matured derivatives, net(1)	$(164)	$(2,483)	$2,319	93%	$(750)	$(5,988)	$5,238	87%
Non-cash change in fair value of derivatives	5,894	(3,875)	9,769	252%	(2,322)	(13,252)	10,930	82%
Total gain (loss) on derivatives, net	$5,730	$(6,358)	$12,088	190%	$(3,072)	$(19,240)	$16,168	84%
(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

Lease operating expenses

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands, except for per Boe)	2019	2018	Change	Change	2019	2018	Change	Change
Lease operating expenses	$8,213	$5,895	$2,318	39%	$22,109	$14,934	$7,175	48%
Workover expenses	80	351	(271)	(77%)	601	961	(360)	(37%)
Total lease operating expenses	$8,293	$6,246	$2,047	33%	$22,710	$15,895	$6,815	43%
Lease operating expenses per Boe	$25.44	$18.81	$6.63	35%	$23.66	$18.68	$4.98	27%

The change in LOE in total and per Boe for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, was primarily due to:

•	incremental costs associated with properties acquired in Oklahoma and Wyoming; offset by
•	divestitures of our Texas properties; and
•	decreased workover expenses.

Production and ad valorem taxes

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands, except for per Boe)	2019	2018	Change	Change	2019	2018	Change	Change
Production taxes	$1,095	$1,157	$(62)	(5%)	$3,204	$2,992	$212	7%
Ad valorem taxes	238	408	(170)	(42%)	880	811	69	9%
Total production and ad valorem taxes	$1,333	$1,565	$(232)	(15%)	$4,084	$3,803	$281	7%
Production and ad valorem taxes per Boe	$4.09	$4.71	$(0.62)	(13%)	$4.25	$4.47	$(0.22)	(5%)

The change in production and ad valorem taxes in total and per Boe for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, was primarily due to:

•	acquisition and divestiture activity with varied production tax rates;
•	decreased sales prices and changes in production volumes; and
•	ad valorem fluctuations related to our Texas divestitures and acquired properties in Wyoming.

Depreciation, depletion, amortization and impairment expenses

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Depreciation, depletion and amortization	$2,559	$4,812	$(2,253)	(47%)	$8,026	$11,646	$(3,620)	(31%)
Impairment	180	—	180	100%	384	9,710	(9,326)	(96%)
Total DD&A and impairment expense	$2,739	$4,812	$(2,073)	(43%)	$8,410	$21,356	$(12,946)	(61%)

The change in DD&A for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, was primarily due to:

•	reduced asset carrying values due to impairment in 2018; and
•	the net impact of the Texas divestitures and the properties acquired in Oklahoma and Wyoming.

Impairment of proved oil and natural gas properties for the three and nine months ended September 30, 2019, was primarily at marginal projects. Impairment of proved oil and natural gas properties for the three and nine months ended September 30, 2018, was primarily due to persistent wellbore issues on a certain Texas project.

General and administrative expenses

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands, except for per Boe)	2019	2018	Change	Change	2019	2018	Change	Change
General and administrative expenses	$1,283	$1,191	$92	8%	$5,837	$4,076	$1,761	43%
Non-cash compensation	121	303	(182)	(60%)	577	670	(93)	(14%)
Total general and administrative expenses	$1,404	$1,494	$(90)	(6%)	$6,414	$4,746	$1,668	35%
General and administrative expenses per Boe	$4.31	$4.50	(0.19)	(4%)	$6.68	$5.58	1.10	20%

The change in G&A in total and per Boe for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, was primarily due to:

•	increased professional and other fees related to acquisition and divestiture activity; and
•	decreased non-cash compensation expense.

(Loss) gain on sales of oil and natural gas properties, net

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
(Loss) gain on sales of oil and natural gas properties, net	$—	$(1)	$1	100%	$9,692	$(389)	$10,081	2592%

The (loss) gain on sales of oil and natural gas properties, net for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to the gain of $9.5 million on the divestiture of substantially all of our Texas properties as part of the Strategic Transaction in March 2019.

Interest expense

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2019	2018	Change	Change	2019	2018	Change	Change
Interest expense	$1,175	$1,620	$(445)	(27%)	$4,019	$4,369	$(350)	(8%)
Average effective interest rate	5.51%	5.60%	(0.09%)	(2%)	5.68%	5.26%	0.42%	8%

The change in interest expense for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, was primarily due to lower outstanding borrowings.

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

Our liquidity position at October 25, 2019, consisted of approximately $2.1 million of available cash and $42.0 million of available borrowings ($110.0 million borrowing base less $67.0 million outstanding borrowings and $1.0 million outstanding standby letter of credit). Our borrowing base is redetermined in the spring and fall of each year.

Revolving Credit Facility

On March 28, 2019, in conjunction with closing the Strategic Transaction, Amendment 13 to the credit agreement was executed, decreasing the borrowing base of the Partnership’s revolving credit facility to $110.0 million. The amendment also required that the leverage ratio be calculated on a building, period-annualized basis, beginning the second quarter of 2019. At October 25, 2019, the outstanding balances of our revolving credit facility and standby letter of credit were $67.0 million and $1.0 million, respectively.

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

We currently expect capital spending for the remainder of 2019 for the development, growth and maintenance of our oil and natural gas properties to be $1.3 million. We adjust our capital program in response to business conditions and operating results along with our evaluation of additional development opportunities that are identified throughout the year.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (commodity price and differential swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. At September 30, 2019, we had commodity derivative contracts covering approximately 52%, 60% and 42%, respectively, of our estimated 2019, 2020 and 2021 average daily production (estimate calculated based on the mid-point of our full-year 2019 Boe production guidance as released on October 30, 2019, and multiplied by a 90% oil weighting based on third quarter 2019 reported production volumes). See Note 4 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Preferred Units

As of September 30, 2019, we have issued $25.0 million of Class A Preferred Units and $15.0 million of Class B Preferred Units through private placements in August 2016 and January 2018, respectively. Both classes of Preferred Units receive a cumulative, quarterly cash distribution on Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%. Such distributions will be paid for each such quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreements. See Note 9 to the unaudited condensed consolidated financial statements for additional information regarding Preferred Units.

Sources and Uses of Cash

The following table summarizes the net change in cash and cash equivalents for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,			%
(in thousands)	2019	2018	Change	Change
Operating activities
Net cash provided by operating activities	$10,422	$16,133	$(5,711)	(35%)
Investing activities
Acquisitions of oil and natural gas properties	(3,296)	(21,626)	18,330	85%
Additions to oil and natural gas properties	(9,363)	(6,072)	(3,291)	(54%)
Proceeds from sales of oil and natural gas properties	32,514	1,163	31,351	2696%
Proceeds from sale of other assets	123	—	123	100%
Net cash provided by (used in) investing activities	19,978	(26,535)	46,513	175%
Financing activities
Proceeds from line of credit	8,000	20,000	(12,000)	(60%)
Payments on line of credit	(36,000)	(23,000)	(13,000)	(57%)
Proceeds from sale of Class B convertible preferred units, net of offering costs	—	14,847	(14,847)	(100%)
Other	(2,400)	(3,151)	751	24%
Net cash (used in) provided by financing activities	(30,400)	8,696	(39,096)	(450%)
Change in cash and cash equivalents	$—	$(1,706)	$1,706	100%

Operating activities. The change in operating cash flows for the periods compared was primarily attributable to:

•	increased LOE of $6.8 million;
•	decreased oil and natural gas sales of $2.3 million; and
•	increased G&A of $1.7 million; offset by
•	decreased net settlements paid on derivatives of $5.4 million.

See Results of Operations in Item 2 for further discussion of the items listed above.

Investing and financing activities. The change in investing and financing cash flows for the periods compared was primarily attributable to:

•

net proceeds and the resulting payment on the revolving credit facility from the Strategic Transaction in March 2019. See Note 2 to the unaudited condensed consolidated financial statements for further discussion of the Strategic Transaction; and

•	Preferred Units issuance in 2018. See Note 9 to the unaudited condensed consolidated financial statements for further discussion of the Preferred Units.

Off–Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 13 to the unaudited condensed consolidated financial statements for additional information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on March 26, 2019, the Partnership received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the NASDAQ Stock Market notifying the Partnership that, for 30 consecutive business days, the bid price for the Partnership’s common units had closed below the minimum $1.00 per unit requirement for continued inclusion on the NASDAQ Global Select Market (the “Bid Price Rule”). In accordance with NASDAQ rules, the Partnership was provided an initial period of 180 calendar days, or until September 23, 2019 (the “Compliance Date”), to regain compliance with the Bid Price Rule.

On September 24, 2019, the Staff notified the Partnership in writing that while the Partnership had not regained compliance with the Bid Price Rule, it was being granted an additional 180-day compliance period, or until March 23, 2020, to regain compliance with the Bid Price Rule. The Staff’s determination was based on the Partnership having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The

NASDAQ Capital Market, with the exception of the Bid Price Rule, and on the Partnership’s written notice to NASDAQ of its intention to cure the deficiency during the second compliance period by effecting a reverse unit split, if necessary.

If the Partnership does not regain compliance during the second 180-day period, then NASDAQ will notify the Partnership of its determination to delist the Partnership’s common units, at which point the Partnership would have an opportunity to appeal the delisting determination to a hearings panel. The Partnership would remain listed on NASDAQ pending the hearings panel’s decision. If the Partnership does appeal the delisting determination by NASDAQ to the hearings panel, there can be no assurance that such appeal would be successful.

Any such delisting could adversely affect the market liquidity of our units and the market price of our units could decrease. A delisting could adversely affect our ability to obtain financing for our operations or result in a loss of confidence by investors, customers, suppliers or employees. The Partnership intends to continue to monitor the closing bid price of its common units and may, if appropriate, consider available options to regain compliance with the Bid Price Rule.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

10.1+	Form of Equity Settled Phantom Unit Agreement

10.2

Mid-Con Energy Partners, LP Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on July 26, 2019).

10.3+	Form of Participation and Restrictive Covenant Agreement

31.1+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certificate of Chief Executive Officer

32.2+	Section 1350 Certificate of Chief Financial Officer

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-CON ENERGY PARTNERS, LP

	By:	Mid-Con Energy GP, LLC, its general partner

October 30, 2019	By:	/s/ Jeffrey R. Olmstead
Jeffrey R. Olmstead
Chief Executive Officer

October 30, 2019	By:	/s/ Philip R. Houchin
Philip R. Houchin
Chief Financial Officer