Form 10-K
period 2019-12-31
Mid-Con Energy Partners, LP
filed 2020-03-12
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(918) 743-7575

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	MCEP	NASDAQ Global Select Market

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

The aggregate market value of the common units held by non-affiliates of the registrant was $10.6 million on June 30, 2019, based on $0.43 per unit, the last reported sales price of the units on The NASDAQ Global Select Market on such date.

Documents incorporated by Reference: None.

As of March 3, 2020, the registrant had 31,156,957 common units outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward–looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	volatility of commodity prices;
•	revisions to oil and natural gas reserves estimates as a result of changes in commodity prices;
•	effectiveness of risk management activities;
•	business strategies;
•	future financial and operating results;
•	our ability to pay distributions;
•	ability to replace the reserves we produce through acquisitions and the development of our properties;
•	future capital requirements and availability of financing;
•	technology and cybersecurity;
•	realized oil and natural gas prices;
•	production volumes;
•	lease operating expenses;
•	general and administrative expenses;
•	cash flow and liquidity;
•	availability of production equipment;
•	availability of oil field labor;
•	capital expenditures;
•	availability and terms of capital;
•	marketing of oil and natural gas;
•	general economic conditions;
•	world-wide epidemics, including the coronavirus;
•	competition in the oil and natural gas industry;
•	environmental liabilities;
•	counterparty credit risk;
•	governmental regulation and taxation;
•	compliance with NASDAQ listing requirements;
•	developments in oil producing and natural gas producing countries; and
•	plans, objectives, expectations and intentions.

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

PART I

ITEM 1. BUSINESS

Mid-Con Energy Partners, LP, is a publicly held Delaware limited partnership formed in July 2011 that engages in the ownership, acquisition and development of producing oil and natural gas properties in North America, with a focus on EOR. Our general partner is Mid-Con Energy GP, a Delaware limited liability company. Our limited partner units (“common units”) are listed under the symbol “MCEP” on the NASDAQ.

Overview

We operate as one business segment engaged in the ownership, acquisition and development of producing oil and natural gas properties. As of December 31, 2019, our properties were located in Oklahoma and Wyoming core areas. Our properties primarily consist of mature, legacy onshore oil reservoirs with long-lived, relatively predictable production profiles and low production decline rates.

Our management team has significant industry experience, especially with waterflood projects and, as a result, our operations focus primarily on enhancing the development of producing oil properties through waterflooding. Waterflooding, a form of secondary oil recovery, works by displacing or “sweeping” oil to producing wellbores. As of December 31, 2019, 67% of our net proved reserves were being produced under waterflood, on a Boe basis. Through the continued development of our existing properties and through future acquisitions, we seek to increase our reserves and production in order to make and, over time, increase distributions to our unitholders. In order to enhance the stability of our cash flow for the benefit of our unitholders, we generally hedge a portion of our production volumes through various commodity derivative contracts.

Our oil and natural gas production and reserve data as of December 31, 2019, were as follows:

•	we had total estimated proved reserves of 25.6 MMBoe, of which 97% were oil and 77% were proved developed;
•	we owned a working interest in 2,990 wells, approximately 100% operated through our affiliate, Mid-Con Energy Operating;
•	average production for the month ended December 31, 2019, was 6,161 gross (3,624 net) Boe/d; and
•	our total estimated proved reserves had an average reserve-to-production ratio of 19 years.

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

These elements are primarily focused on conventional, primarily oil assets in Oklahoma and Wyoming.

Concentrate on competitive strengths. We focus our attention on assets that have value creation potential through waterflood development and on conventional, primarily oil assets that have complex histories where we can create value through operational enhancements. We have a successful history of economically adding significant production and reserves through waterflooding in Oklahoma and Texas. In 2018, we began acquiring assets in Wyoming where we believe we can continue this track record of adding economic reserves and production through waterflooding. We have also been successful at increasing margins, and consequently value, in conventional, long-lived, low-decline, predominantly oil fields in Oklahoma and Wyoming.

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

Optimize cash flow. We are focused on maximizing the value and cash flow generated from our operations by increasing reserves and production while controlling costs. Our approach to managing our properties provides us the ability to react quickly to changing commodity price environments. As commodity prices fall, we are able to shut-in our lowest margin wells to lessen the impact on cash flow. Since the vast majority of our production is unitized, we are able to shut-in marginal wells without forfeiting leasehold. As oil prices rise, we are able to return wells to operation, increasing the impact on cash flow. Our cash flow optimization allows us to optimize the timing and allocation of capital among our investment opportunities to maximize the rates of return on our properties. We exercise financial discipline by attempting to balance our development capital expenditures with our cash flows from our operations.

Our Areas of Operations

As of December 31, 2019, our properties were primarily located in the Mid-Continent, Big Horn and Powder River Basin regions of the United States in Oklahoma and Wyoming core areas. These core areas are generally composed of multiple fields and waterflood units that are in close proximity to one another, produce from geologically similar reservoirs and utilize similar recovery methods. Focusing on these core areas allows us to apply our cumulative technical and operational knowledge to ongoing property development and to better predict future rates of recovery.

Oklahoma

The majority of our Oklahoma properties are being produced under waterflood and are operated by Mid-Con Energy Operating. At December 31, 2019, our average working interest in these properties was 94%. During 2019, we drilled 5 gross producing wells and 2 gross injection wells.

Wyoming

At December 31, 2019, we had an average working interest of 80% in our Wyoming properties. During 2019, we drilled 1 gross water supply well and converted 5 gross wells to injection.

The following table shows our estimated net proved reserves by core area, based on a reserve report prepared by our internal reserve engineers and audited by CG&A, our independent petroleum engineers, as of December 31, 2019:

	Estimated Net Proved Reserves
		% of Total		% Proved	Standardized Measure
Core Area	MBoe	Proved Reserves	% Oil	Developed Reserves	Amount (1) ($ in millions)	% of Total
Oklahoma	18,695	73%	97%	92%	$177	73%
Wyoming	6,952	27%	98%	39%	$64	27%
Total	25,647	100%	97%	77%	$241	100%
(1)

Our estimated net proved reserves and standardized measure were computed by applying average 12-month index prices (calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the applicable 12-month period, held constant throughout the life of the properties). These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. The average 12-month index prices were $55.69 per Bbl for oil and $2.58 per MMBtu for natural gas for the 12 months ended December 31, 2019.

Drilling Activities

The following table sets forth information with respect to drilling activities during the periods indicated. The information should not be considered indicative of future performance nor should a correlation be assumed between the numbers of productive wells drilled, quantities of reserves found or economic value. We did not drill any exploratory wells in 2019 or 2018.

	Year Ended December 31,
	2019		2018
	Gross	Net	Gross	Net
Developmental wells
Productive	5	5	9	9
Injection	2	2	1	1
Water Supply	1	—	—	—
Dry	—	—	—	—
Total	8	7	10	10

Oil and Natural Gas Production, Sales Prices and Production Costs

The following table sets forth summary information regarding our historical production and operating data for the years ended December 31, 2019 and 2018. Due to normal production declines, increased or decreased drilling activities, fluctuations in commodity prices and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

Net Production Volumes, Average Sales Prices and Unit Costs per Boe

The following table provides net production volumes, average sales prices and average unit costs per Boe:

	Year Ended December 31,
	2019	2018
Production volumes, net
Oil (MBbls)	1,179	1,112
Natural gas (MMcf)	676	457
Total (MBoe)	1,292	1,188

Average daily net production (Boe/d)	3,540	3,255

Average sales price
Oil (per Bbl)
Sales price	$53.57	$58.64
Effect of net settlements on matured derivative instruments	$(0.80)	$(6.59)
Realized oil price after derivatives	$52.77	$52.05
Natural gas (per Mcf)	$1.93	$2.47

Average unit costs per Boe
Lease operating expenses	$24.67	$18.97
Production and ad valorem taxes	$4.25	$4.62
Depreciation, depletion and amortization	$8.22	$14.10
General and administrative expenses	$6.63	$5.31

Production

The following table sets forth our production by core area for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019		2018
	Oil	Natural Gas	Oil	Natural Gas
Core Area	(MBbls)	(MMcf)	(MBbls)	(MMcf)
Oklahoma	816	442	507	178
Cleveland Field(1)	200	—	210	2
Creek County (Oilton)(1)	97	63	128	115
Texas(2)	93	33	448	167
Wyoming	270	201	157	112
Total	1,179	676	1,112	457

(1) Oklahoma includes production for the Cleveland Field, which is the only field that represented 15% or more of our total estimated proved reserves at both December 31, 2019 and 2018, and for the Creek County Field, which represented 15% or more of our total estimated proved reserves at December 31, 2018.

(2) Previously considered a core area sold in 2019.

Productive Wells

The following table sets forth information relating to the productive wells in which we owned a working interest as of December 31, 2019. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we own a working interest, and net wells are the sum of our fractional working interests owned in gross wells.

	Productive Wells
	Oklahoma	Wyoming	Total
Gross
Oil	1,150	485	1,635
Natural Gas	27	—	27
Total Gross Wells	1,177	485	1,662
Net
Oil	1,064	382	1,446
Natural Gas	25	—	25
Total Net Wells	1,089	382	1,471

Operations

General

We operate approximately 100% of our properties, as calculated on a Boe basis as of December 31, 2019, through our affiliate, Mid-Con Energy Operating. For all of the wells we operate, we design and manage the development, recompletion or workover procedures and supervise operational and maintenance activities. We do not own the drilling rigs or other oil field services equipment used for drilling or maintaining wells on the properties we operate.

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

Engineering, Geological and Other Technical Services

Mid-Con Energy Operating employs production and reservoir engineers, geologists and land specialists, as well as field production supervisors. As of December 31, 2019, through the services agreement, we have the direct operational support of a staff of approximately 20 petroleum professionals with significant technical expertise. We believe that this technical expertise, which includes extensive experience utilizing secondary recovery methods, particularly waterfloods, differentiates us from, and provides us with a competitive advantage over, many of our competitors. Please see Item 13. “Certain Relationships and Related Transactions, and Director Independence - Agreements and Transactions with Related Parties” for more information.

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

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all hydrocarbons produced from any well drilled on the lease premises. As of December 31, 2019, the lessor royalties and other leasehold burdens on our properties ranged from approximately 12.4% to 32.2%, resulting in a net revenue interest to us ranging from 67.8% to 87.6% on a 100% working interest basis, and our average net revenue interest is 75.7%. For the majority of our properties, leases are held by production and do not require lease rental payments.

Principal Customers

For the year ended December 31, 2019, sales of oil and natural gas to three purchasers accounted for approximately 76% of our sales. The loss of any of our customers could temporarily delay production and sales of our oil and natural gas. If we were to lose any of our significant customers, we believe we could identify substitute customers to purchase the impacted production volumes. However, if any of our customers dramatically decreased or ceased purchasing oil from us, we may experience difficulty receiving comparable rates for our production volumes.

Delivery Commitments

We have no commitments to deliver a fixed and determinable quantity of our oil or natural gas production in the near future under our existing contracts.

Hedging Activities

We continue to enter into commodity derivative contracts with unaffiliated third parties that are also members of our banking group to achieve more predictable cash flows and to reduce our exposure to short-term fluctuations in oil and natural gas prices. At December 31, 2019, our commodity derivative contracts had maturities through December 2021 and were comprised of commodity price swaps and collar contracts. For a more detailed discussion of our hedging activities, see Note 5 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data.”

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

Insurance

In accordance with industry practice, we maintain insurance against many potential operating risks to which our business could be exposed. Our coverage includes general liability, commercial umbrella liability, control of well, automobile liability, property and equipment, worker’s compensation and employer’s liability and directors’ and officers’ liability.

Currently, we have coverage for general liability insurance, which includes coverage for sudden and accidental pollution liability and legal and contractual liabilities arising out of property damage and bodily injury, among other things. The insurance policies contain maximum policy limits and in most cases, deductibles that must be met prior to recovery and are subject to certain customary exclusions and limitations. This insurance coverage is in addition to the general and automobile liability policies and may be triggered if the general or automobile liability insurance policy limits are exceeded and exhausted. The control of well policy insures us for blowout risks associated with drilling, completing and operating our wells, including above ground pollution.

These policies do not provide coverage for all liabilities, and no assurance can be given that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

Environmental Matters and Regulation

General

Our operations are subject to stringent and complex federal, tribal, state and local laws and regulations governing environmental protection as well as the discharge of materials into the environment. These laws and regulations may, among other things (i) require the acquisition of permits to conduct exploration, drilling and production operations; (ii) govern the types, quantities and concentration of various substances that can be released into the environment or injected into formations in connection with drilling and production activities; (iii) restrict the way we handle or dispose of our wastes; (iv) limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; (v) require investigatory and remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; and (vi) impose obligations to reclaim and abandon well sites. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of corrective or remedial obligations, and the issuance of orders enjoining performance of some or all of our operations.

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

We are currently monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule. Data collected from our initial GHG monitoring activities indicated that we do not currently exceed the threshold level of GHG emissions triggering a reporting obligation. To the extent we exceed the applicable regulatory threshold level in the future, we will report the emissions beginning in the applicable period. Also, the U.S. Congress has, from time to time, considered legislation to reduce emissions of GHG and almost one-half of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHG. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require us to incur significant costs to reduce emissions of GHG associated with operations or could adversely affect demand for our production.

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

National Environmental Policy Act

Oil exploration, development and production activities that are located on federal lands or have a federal “nexus” are subject to the National Environmental Policy Act, as amended, (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an environmental assessment that analyzes the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed environmental impact statement that may be made available for public review and comment. Future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA may be required. This process has the potential to delay development activities.

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

In addition, the Federal Trade Commission (“FTC”) and the U.S. Commodity Futures Trading Commission (“CFTC”) hold statutory authority to prevent market manipulation in oil and natural gas markets and energy futures markets, respectively. Together with FERC, these agencies have imposed broad rules and regulations prohibiting fraud and manipulation in oil and natural gas markets and energy futures markets. We are also subject to various reporting requirements that are designed to facilitate transparency and prevent market manipulation. Failure to comply with such market rules, regulations and requirements could have a material adverse effect on our business, results of operations, and financial condition.

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

In October 2015, the Board elected to suspend quarterly cash distributions on our common units and the terms of our revolving credit facility require the pre-approval of our lenders before we resume making distributions. The Board may not elect to resume the quarterly distributions on our common units, but if it does, we may not have sufficient cash available to continue to make quarterly distributions on our common units. Under the terms of our Partnership Agreement, the amount of cash available for distributions will be reduced by our operating expenses and the amount of any cash reserves established by our general partner to provide for future operations, future capital expenditures, including development of our oil and natural gas properties, future debt service requirements and future cash distributions to our unitholders. The amount of cash that we distribute to our unitholders will depend principally on the cash we generate from operations, which will depend on, among other factors:

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

We are dependent on our revolving credit facility, and a change in a number of financial and operating factors that can materially influence the cash flow generation of our business, including but not limited to, future oil and natural gas prices, sales from produced oil and natural gas volumes and cash operating expenses, could result in our breaching certain financial covenants under the revolving credit facility, which would constitute a default under the revolving credit facility. Such default, if not cured, would require a waiver from our lenders to avoid an event of default and, subject to certain limitations, subsequent acceleration of all amounts outstanding under the revolving credit facility and potential foreclosure on our oil and natural gas properties.

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

Historically, oil prices have been extremely volatile. For the five years ended December 31, 2019, front-month NYMEX-WTI oil futures prices ranged from a high of $76.41 per barrel to a low of $26.21 per barrel. The volatility of the energy markets makes it extremely difficult to predict future oil price movements with any certainty.

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
•

political and economic conditions in other oil producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, acts of terrorism or sabotage, and world-wide epidemics, including the coronavirus;

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

Deteriorating commodity prices may cause us to recognize impairments in the value of our oil and natural gas properties. We recognized $0.4 million in non-cash impairment expense for the year ended December 31, 2019. In addition, if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties for additional impairments. We may incur impairment in the future which could have a material adverse effect on our results of operations in the period taken.

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

The cost of developing and operating oil and natural gas properties, particularly under a waterflood, is often uncertain, and cost and timing factors can adversely affect the economics of a well. Our efforts may be uneconomical if we drill dry holes, or if our properties are productive but do not produce as much oil and natural gas as we had estimated. Furthermore, our producing operations may be curtailed, delayed or canceled as a result of other factors, including:

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

It is not possible to measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may prove inaccurate. For example, if the price used in our December 2019 reserve report had been $10.00 less per barrel for oil, then the standardized measure of our estimated proved reserves as of that date would have decreased from $241.2 million to $153.1 million.

Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves which could affect our business, results of operations, financial condition and our ability to make distributions to our unitholders.

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

We only own oil and natural gas properties and related assets, all of which are currently located in Oklahoma and Wyoming. An adverse development in the oil and natural gas business in these geographic areas could have an impact on our business, financial condition and results of operations.

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

Sales of oil and natural gas to three purchasers accounted for approximately 76% of our sales for the year ended December 31, 2019. Our production is, and will continue to be, marketed by our affiliate, Mid-Con Energy Operating. By selling a substantial majority of our current production to a small concentration of customers, we believe that we have obtained and will continue to receive more favorable pricing than would otherwise be available to us if smaller amounts had been sold to several purchasers based on posted prices. To the extent these significant customers reduce the volume of oil and natural gas they purchase from us, we could experience a temporary interruption in sales of, or may receive a lower price for, our production, and our revenues and cash flows from operations could decline which could adversely affect our financial condition and results of operations.

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

However, we cannot provide assurances that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. Our inability to generate sufficient cash flows to satisfy our debt obligations or to obtain alternative financing could materially and adversely affect our ability to service our indebtedness, our business, financial condition and results of operations.

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

The marketability of our production depends in part on the availability, proximity and capacity of pipelines, tanker trucks and other transportation methods and refining facilities owned by third parties. The amount of oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems, tanker truck availability and extreme weather conditions. Also, the shipment of our oil on third party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, we are provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation or refining facility capacity could reduce our ability to market our oil production and harm our business. Our access to transportation options and the prices we receive for our production can also be affected by federal and state regulation, including regulation of oil production and transportation, and pipeline safety, as well by general economic conditions and changes in supply and demand. In addition, the third parties on whom we rely for transportation services are subject to complex federal, state, tribal and local laws that could adversely affect the cost, manner or feasibility of conducting our business.

Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHG present a danger to public health and the environment. Based on these findings, the EPA began adopting and implementing regulations that restrict emissions of GHG under existing provisions of the federal Clean Air Act, including requirements to reduce emissions of GHG from motor vehicles, requirements associated with certain construction and operating permit reviews for GHG emissions from certain large stationary sources, reporting requirements for GHG emissions from specified large GHG emission sources, including certain owners and operators of onshore oil and natural gas production and rules requiring so-called “green completions” of natural gas wells constructed after January 2015. We are currently monitoring GHG emissions from our operations in accordance with the GHG emissions reporting rule. Data collected from our initial GHG monitoring activities indicated that we do not exceed the threshold level of GHG emissions triggering a reporting obligation. To the extent we exceed the applicable regulatory threshold level in the future, we will report the emissions beginning in the applicable period. Also, the U.S. Congress has, from time to time, considered legislation to reduce emissions of GHG, and almost one-half of the states, either individually or through multi-state regional initiatives, have already begun implementing legal measures to reduce emissions of GHG. In May 2016, the EPA issued new regulations that set methane and VOC emission standards for certain oil and natural gas facilities. In July 2017, the EPA proposed a two-year stay of certain requirements of this rule pending reconsideration of the rule, with amendments proposed in 2018 and 2019. In addition, under the Paris Agreement, which went into effect on November 4, 2016, the United States is required to establish increasingly stringent nationally determined contributions to mitigate climate change. The United States announced its intention to withdraw from the Paris Agreement on June 1, 2017. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHG from, our equipment and operations could require us to incur significant costs to reduce emissions of GHG associated with operations or could adversely affect demand for our production.

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

Our general partner has control over all decisions related to our operations. As of March 3, 2020, the voting members of our general partner, our Mid-Con Affiliate and Yorktown own an approximate 17% interest in us. Although our general partner has a duty to manage us in a manner beneficial to us and our unitholders, the executive officers and directors of our general partner have a duty to manage our general partner in a manner beneficial to its owners. All of the executive officers and non-independent directors of our general partner are also officers and/or directors of the Mid-Con Affiliate and will continue to have economic interests in, as well as management and fiduciary duties to, the Mid-Con Affiliate. Additionally, one of the directors of our general partner is a principal with Yorktown. As a result of these relationships, conflicts of interest may arise in the future between the Mid-Con Affiliate and Yorktown and their respective affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our limited partner unitholders. These potential conflicts include, among others:

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

•

we entered into a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provides management, administrative and operational services to us, and Mid-Con Energy Operating also provides these services to the Mid-Con Affiliate;

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

Our unitholders have limited voting rights and are not entitled to elect our general partner or its Board, which could reduce the price at which our common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders have no right on an annual or ongoing basis to elect our general partner or its Board. The Board, including the independent directors, is chosen entirely by the voting members of our general partner, and not by our unitholders. Unlike publicly traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if our unitholders are dissatisfied, it would be difficult to remove our general partner without its consent.

The vote of the holders of at least 66.67% of all outstanding units is required to remove our general partner. As of March 3, 2020, the voting members of our general partner, our Mid-Con Affiliate and Yorktown own an approximate 17% interest in us, which will enable those holders, collectively, to make it difficult to remove our general partner.

Control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer interests to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our Partnership Agreement does not restrict the ability of the voting members of our general partner from transferring all or a portion of their ownership interests in our general partner to a third party. The new owner of our general partner would then be in a position to replace the Board and officers of our general partner with their own choices and thereby influence the decisions made by the Board and officers in a manner that may not be aligned with the interests of our unitholders.

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

Our Partnership Agreement restricts unitholders’ voting rights by providing that any common units held by a person, entity or group owning 20% or more of any class of common units then outstanding, other than our general partner and its affiliates, the holders of our Preferred Units, Yorktown and their transferees and persons who acquired such common units with the prior approval of the Board, cannot vote on any matter. Our Partnership Agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting unitholders’ ability to influence the manner or direction of management.

Sales of our common units by the selling unitholders may cause our price to decline.

As of March 3, 2020, the voting members of our general partner, our Mid-Con Affiliate and Yorktown own 5,358,909 common units and 360,000 units held by our general partner, or an approximate 18% interest in us. Sales of these units or of other substantial amounts of our common units in the public market, or the perception that these sales may occur, could cause the market price of our common units to decline. Sales of such units could also impair our ability to raise capital through the sale of additional common units.

Our unitholders’ liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some of the other states in which we do business. A unitholder could be liable for our obligations as if it was a general partner if:

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

NASDAQ has established certain standards for the continued listing of a security on the NASDAQ Global Select Market. The standards for continued listing include, among other things, that the minimum bid price for the listed securities not fall below $1.00 per share for a period of 30 consecutive business days (the “Bid Price Rule”).

As previously disclosed, the Partnership received a deficiency letter on March 26, 2019, from the Listing Qualifications Department (the “Staff”) of NASDAQ, notifying the Partnership that, for 30 consecutive business days, the bid price for the Partnership’s common units had closed below the minimum $1.00 per unit requirement for continued inclusion on the NASDAQ Global Select Market. In accordance with NASDAQ rules, the Partnership was provided an initial period of 180 calendar days, or until September 23, 2019, to regain compliance with the Bid Price Rule.

On September 24, 2019, the Staff notified the Partnership in writing that while the Partnership had not regained compliance with the Bid Price Rule, it was being granted an additional 180-day compliance period, or until March 23, 2020, to regain compliance with the Bid Price Rule. The Staff’s determination was based on the Partnership having met the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on NASDAQ, with the exception of the Bid Price Rule.

On March 3, 2020, the Partnership announced that the Board has approved a 1-for-10 reverse unit split on the Partnership’s common units, to become effective after the market closes on March 23, 2020. This reverse split is intended for the Partnership to regain compliance with the Bid Price Rule. There can be no assurance that we will be able to regain compliance with the Bid Price Rule. If we do regain compliance with the Bid Price Rule, there can be no assurance that we will be able to maintain compliance with its continued listing requirements, or that our common units will not be delisted from NASDAQ in the future. In addition, we may be unable to meet other applicable listing requirements of NASDAQ, in which case our common units could be delisted notwithstanding our ability to demonstrate compliance with the Bid Price Rule.

Any such delisting could adversely affect the market liquidity of our units and the market price of our units could decrease. A delisting could adversely affect our ability to obtain financing for our operations or result in a loss of confidence by investors, customers, suppliers or employees. Delisting also could have other negative results, including the loss of institutional investors or the loss of business development opportunities.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate and would likely pay state and local income tax at varying rates. Distributions to unitholders would generally be taxed again as corporate distributions which would be taxable as dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits as determined for U.S. federal income tax purposes, and no income, gains, losses or deductions would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our cash available for distribution to unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flows and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units

If we were subjected to a material amount of additional entity-level taxation by individual states, it would reduce our cash available for distribution to our unitholders.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, the U.S. President and members of the U.S. Congress propose and consider substantive changes to the existing federal income tax laws that would affect publicly traded partnerships or an investment in our units. Additionally, final Treasury Regulations under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended (the “Code”), interpret the scope of qualifying income for publicly traded partnerships by providing industry-specific guidance. We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under the current law and the final Treasury Regulations.

In addition, the Tax Cuts and Jobs Act (the “TCJA”) enacted December 22, 2017, made significant changes to the federal income tax rules applicable to both individuals and entities, including changes to the tax rate on an individual or other non-corporate unitholder’s allocable share of certain income from a publicly traded partnership. The TCJA is complex and still lacks administrative guidance implementing certain of its provisions, thus, the impact of certain aspects of its provisions on us or an investment in our units remains unclear. Unitholders should consult their tax advisor regarding the TCJA and its effect on an investment in our units.

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

The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and a court may not agree with those positions. Any contest with the IRS may materially and adversely impact the market for our units and the price at which they trade. In addition, the costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner, because the costs will reduce our cash available for distribution.

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the TCJA, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income plus 30% of our “adjusted taxable income” during the taxable year, computed without regard to, among other items, any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, depletion or amortization. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and may be carried forward and deducted in future years by the unitholder from their share of our “excess taxable income,” which is generally equal to the excess of 30% of our adjusted taxable income over the amount of our deduction for business interest for such future taxable year, subject to certain restrictions. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.

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

Distributions to non-U.S. unitholders will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. unitholders will be required to file U.S. federal tax returns and pay tax on their share of our taxable income. Under the TCJA, effective for sales, exchanges or other dispositions after December 31, 2017, transferees are generally required to withhold 10% of the amount realized on the sale, exchange or other disposition of a unit by a non-U.S. unitholder if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. If the transferee fails to satisfy this withholding requirement, we will be required to deduct and withhold such amount (plus interest) from future distributions to the transferee. Because of complications arising from this withholding requirement, including, by way of example, our inability to match transferors and transferees of units, the Department of the Treasury and the IRS have currently suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our units, pending final implementing regulations. Proposed regulations addressing these issues have been released, which, if and when finalized, will end this suspension of the withholding rules. It is unclear, however, when such regulations will be finalized. Tax-exempt entities and non-U.S. persons should consult a tax advisor before investing in our units.

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

In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates ourselves using a methodology based on the market value of our units as a means to determine the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

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

To establish reasonable certainty with respect to our estimated proved reserves, our internal reserve engineers and CG&A employ technologies that have been demonstrated to yield results with consistency and repeatability. The technologies and economic data used in the estimation of our proved reserves include, but are not limited to, electrical logs, radioactivity logs, core analyses, geologic maps and available downhole and production data, injection data, seismic data and well test data. Reserves attributable to producing properties with sufficient production history are estimated using appropriate decline curves or other performance relationships. Reserves attributable to producing properties with limited production history and undeveloped locations are estimated using performance from analogous properties in the surrounding area and geologic data to assess the reservoir continuity. Properties were considered to be analogous based on production performance from the same formation and similar completion techniques.

Qualifications of Responsible Technical Persons

CG&A is an independent oil and natural gas consulting firm. No director, officer, or key employee of CG&A has any financial ownership in the Partnership, the Mid-Con Affiliate, Mid-Con Energy Operating or any of their respective affiliates. The compensation paid to CG&A for the audit is not contingent upon the results obtained and reported. The engineering audit presented in the CG&A report was overseen by W. Todd Brooker, President. Mr. Brooker has been a Petroleum Consultant for CG&A since 1992, became Senior Vice President in 2011 and President in 2017. His responsibilities include reserve and economic evaluations, fair market valuations, field studies, pipeline resource studies and acquisition and divestiture analysis. His reserve reports are routinely used for public company SEC disclosures. His experience includes significant projects in both conventional and unconventional resources in every major U.S. producing basin and abroad, including oil and natural gas shale plays, coalbed methane fields, waterfloods and complex, faulted structures. Prior to CG&A he worked in Gulf of Mexico drilling and production engineering at Chevron USA. Mr. Brooker graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science degree in Petroleum Engineering. He is a registered professional engineer in Texas, No. 83462, and a member of the Society of Petroleum Engineers.

The President and Chief Operating Officer of the general partner, Chad B. Roller, PhD, is the technical person primarily responsible for overseeing the preparation of our reserves estimates. Dr. Roller previously served as Vice President of Development and Petroleum Engineer at Mid-Con Energy Operating and Petroleum Engineer at Royal Dutch Shell where his expertise includes waterflood development and EOR. Dr. Roller received his PhD from Rice University and Master of Science and Bachelor of Science degrees from the University of Oklahoma.

Estimated Proved Reserves

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2019, based on reserve reports prepared by our reservoir engineering staff and audited by CG&A.

	Net Oil MBbls	Net Gas MMcf	Total Net MBoe
Reserve Data(1)
Estimated proved developed reserves	19,213	3,965	19,874
Estimated proved undeveloped reserves	5,730	256	5,773
Total	24,943	4,221	25,647
(1)

Our estimated net proved reserves were determined using index prices for oil and natural gas, without giving effect to commodity derivative contracts, held constant throughout the life of the properties. The unweighted arithmetic average first-day-of-the-month prices for the prior twelve months were $55.69 per Bbl for oil and $2.58 per MMBtu for natural gas at December 31, 2019. These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead. Average adjusted prices used were $52.90 per Bbl of oil and $1.68 per Mcf of natural gas.

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

Development of Proved Undeveloped Reserves

With respect to PUDs, we have established a development plan approved by the President and Chief Operating Officer of the general partner that is expected to result in converting the PUDs to proved developed reserves within five years from the initial disclosure of the reserves. Additionally, the associated development capital requirements are equal to or less than the management-approved capital program on a year-by-year basis. If either of these criteria cease to be met, we remove the associated PUDs from our proved reserves disclosures. None of our proved undeveloped reserves as of December 31, 2019, had remained undeveloped for more than five years from the date the reserves were initially booked as proved undeveloped.

Our development plan includes PUDs that are based upon qualitative and quantitative factors including estimated risk-based returns, current pricing forecasts, recent drilling results and waterflood responses. None of our PUDs at December 31, 2019, were scheduled to be developed on a date more than five years from the date the reserves were initially booked as proved undeveloped. Consistent with the typical waterflood response time range of 6-18 months from initial development, the transfer of PUDs to the proved developed category is attributable to development costs incurred. During 2019, our capital expenditures totaled $15.5 million, of which $6.9 million was for development (drilling, recompletion and conversion to injection). Based on our current cash flow projections, we expect to fund our 2020 capital spending program of approximately $8.8 million with cash flows from operations, including approximately $8.6 million for the development of PUD reserves. For a more detailed discussion of our liquidity position, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

The following table summarizes the changes in our PUDs during the year ended December 31, 2019:

	Net Oil	Net Gas	Total
	MBbls	MMcf	Net MBoe
Proved undeveloped reserves as of December 31, 2018	6,155	262	6,199
Conversion to proved developed reserves	(92)	—	(92)
Revisions of previous estimates(1)	173	97	189
Sales of proved undeveloped reserves	(506)	(103)	(523)
Reduction due to aged five or more years	—	—	—
Proved undeveloped reserves as of December 31, 2019	5,730	256	5,773

(1) Revisions of previous estimates represent changes in the previous reserves estimates, either upward or downward, resulting from changes in our previously adopted development plans, or resulting from new information normally obtained from development drilling or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

For the year ended December 31, 2019, our PUDs decreased from 6,199 MBoe to 5,773 MBoe. The change was primarily attributable to:

Conversion of Proved Developed Reserves. The conversion of PUDs to proved developed reserves of 189 MBoe reflects the completion of two new drills and the conversion of one well to injection. Our Pine Tree Shannon Unit (“PTSU”) was approved as a waterflood unit in the fourth quarter of 2019. First injection at PTSU was achieved in the second quarter of 2019. Capital investment to significantly expand injection is planned for 2020 in PTSU and is expected to result in conversion of reserves to proved developed reserves.

Sales of proved undeveloped reserves. The divestiture all of our properties in Texas resulted in a decrease in PUDs of 523 MBoe.

Revisions of previous estimates. Revisions of prior estimates of 189 MBoe resulted from a net increase of 292 MBoe, offset by negative revisions of 103 MBoe due to price decreases. The 12-month average price for oil decreased 15% from $65.56 per Bbl for 2018 compared to $55.69 per Bbl for 2019, while the 12-month average price for natural gas decreased 17% from $3.10 per MMBtu for 2018 compared to $2.58 per MMBtu for 2019.

Developed and Undeveloped Acreage

The following table sets forth information relating to our leasehold acreage. Acreage related to royalty, overriding royalty and other similar interests were excluded from this table. As of December 31, 2019, approximately 100% of our leasehold acreage was held by production:

	Developed Acreage		Undeveloped Acreage
Core Area	Gross	Net	Gross	Net
Oklahoma	94,468	68,388	160	160
Wyoming	129,001	103,829	—	—
Total	223,469	172,217	160	160

Drilling Activities

For information with respect to wells drilled and completed for the years ended December 31, 2019 and 2018, see Item 1. “Business - Drilling Activities.”

Productive Wells

For information with respect to the number of productive oil and natural gas wells on our properties for the years ended December 31, 2019 and 2018, see Item 1. “Business - Productive Wells.”

Title to Properties

Prior to completing an acquisition of producing oil and natural gas properties, we perform title reviews on significant leases, and depending on the materiality of properties, we may obtain a title opinion or review previously obtained title opinions. As a result, title examinations have been obtained on a significant portion of our properties. After an acquisition, we review the assignments from the seller for scrivener’s and other errors and execute and record corrective assignments as necessary.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units are listed under the symbol “MCEP” on the NASDAQ. At the close of business on February 14, 2020, based upon information received from our transfer agent and brokers and nominees, we had 37 limited partner unitholders of record. This number does not include owners for whom common units may be held in “street” names.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 11. “Executive Compensation - Long-Term Incentive Program” for information regarding our equity compensation plans as of December 31, 2019.

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

As of December 31, 2019, our total estimated proved reserves were 25.6 MMBoe, of which 97% were oil and 77% were proved developed, both on a Boe basis. As of December 31, 2019, we operated approximately 100% of our properties through our affiliate, Mid-Con Energy Operating, and 67% of our net proved reserves were being produced under waterflood, in each instance on a Boe basis. Our average net production for the month ended December 31, 2019, was 3,624 Boe/d and our total estimated proved reserves had a reserve-to-production ratio of 19 years.

2019 Highlights

During the fiscal year ended December 31, 2019, we reduced our borrowings outstanding and closed multiple acquisitions, expanding our new core area of Wyoming and our footprint in Oklahoma. Highlights for the year included:

•

simultaneously closed the previously announced definitive agreements to sell substantially all of our oil and natural gas properties located in Texas for approximately $59.8 million and to purchase certain oil and natural gas properties located in Osage, Grady and Caddo Counties in Oklahoma for an aggregate purchase price of approximately $28.1 million, including final post-closing adjustments for each transaction;

•	received approval for unitization and began injection at PTSU, the largest new waterflood project the Partnership has undertaken;
•	returned approximately 202 wells to production across the portfolio during the year ended December 31, 2019;
•	drilled two injection wells and five producing wells in Oklahoma and one water supply well in Wyoming during the year ended December 31, 2019;
•	extended maturity of our revolving credit facility to May 2021; and
•	decreased total revolving credit facility borrowings by $25.0 million during the year ended December 31, 2019.

Recent Developments

Capital Budget

Our 2020 capital budget will be focused on evaluating development opportunities within our newly acquired assets, while also continuing to develop our existing waterfloods. We will also be focused on operational enhancements in many of the newly acquired fields with expectations of increasing the margins and the value of reserves. We expect to continue to evaluate the acquisition of properties with significant waterflood development opportunities, as well as properties with existing low margins where the opportunity exists to enhance these margins through our competitive strengths.

Revolving Credit Facility

On December 6, 2019, Amendment 14 to the credit agreement was executed, extending the maturity date of our credit facility from November 2020 until May 2021 and decreasing the borrowing base of our revolving credit facility to $95.0 million. A borrowing cap of $85.0 million was instituted, and the Partnership is required to have a Consolidated Funded Indebtedness to Consolidated EBITDAX of less than 3.0 to 1.0 to make any borrowings above the borrowing cap. Additionally, the amendment changed the required leverage ratios throughout the remaining term of the revolving credit facility. See Note 8 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding our revolving credit facility.

Preferred Unit Distributions

A cash distribution of $0.0430 per Class A Preferred Unit, or $0.5 million in aggregate, and a cash distribution of $0.0306 per Class B Preferred Unit, or $0.3 million in aggregate, was paid on February 14, 2020, to holders of record as of the close of business on February 7, 2020.

Appointment and Departure of Certain Officers and Directors

On January 30, 2020, the Partnership announced that Jeffrey R. Olmstead, President and Chief Executive Officer and Director of the general partner, was taking a three-month paid sabbatical commencing on February 1, 2020. Charles R. “Randy” Olmstead, Executive Chairman of the Board, was appointed as Chief Executive Officer of the general partner, and Chad B. Roller, PhD, was appointed as President of the general partner. Dr. Roller was previously appointed as Chief Operating Officer of the general partner effective July 24, 2019.

Reverse Stock Split

On March 3, 2020, the Partnership announced that the Board has approved a 1-for-10 reverse unit split on the Partnership’s common units, to become effective after the market closes on March 23, 2020.

Business Environment

The markets for oil and natural gas have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Deteriorating commodity prices may also cause us to recognize impairments in the value of our oil and natural gas properties. Our average sales price per Bbl, excluding commodity derivative contracts, was $53.57 and $58.64 for the years ended December 31, 2019 and 2018, respectively.

The following table is a summary of NYMEX-WTI futures prices for the years ended December 31, 2019 and 2018:

	Price Range
	High	Low	Average
2019	$66.30	$46.54	$57.03
2018	$76.41	$42.53	$64.90

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (commodity price and differential swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. We conduct our risk management activities exclusively with participant lenders in our revolving credit facility. As of February 28, 2020, we have entered oil commodity derivative contracts covering a portion of our anticipated oil production through December 2021.

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

Results of Operations

The tables presented in this section summarize certain results of operations and period-to-period comparisons for the years ended December 31, 2019 and 2018. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Net production volumes, average sales prices and unit costs per Boe

	Year Ended December 31,
	2019	2018	Change	% Change
Production volumes, net
Oil (MBbls)	1,179	1,112	67	6%
Natural gas (MMcf)	676	457	219	48%
Total (MBoe)	1,292	1,188	104	9%

Average daily net production (Boe/d)	3,540	3,255	285	9%

Average sales price
Oil (per Bbl)
Sales price	$53.57	$58.64	$(5.07)	(9%)
Effect of net settlements on matured derivative instruments	$(0.80)	$(6.59)	$5.79	88%
Realized oil price after derivatives	$52.77	$52.05	$0.72	1%
Natural gas (per Mcf)	$1.93	$2.47	$(0.54)	(22%)

Average unit costs per Boe
Lease operating expenses	$24.67	$18.97	$5.70	30%
Production and ad valorem taxes	$4.25	$4.62	$(0.37)	(8%)
Depreciation, depletion and amortization	$8.22	$14.10	$(5.88)	(42%)
General and administrative expenses	$6.63	$5.31	$1.32	25%

Oil and natural gas sales

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Oil sales	$63,163	$65,206	$(2,043)	(3%)
Natural gas sales	1,304	1,130	174	15%
Total oil and natural gas sales	$64,467	$66,336	$(1,869)	(3%)

Oil and natural gas sales price and volume variances

(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$(5.07)	1,179	$(5,975)
Natural gas (Mcf)	$(0.54)	676	(366)
Total oil and natural gas sales due to change in price			(6,341)

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of changes in production volumes
Oil (Bbls)	67	$58.64	$3,932
Natural gas (Mcf)	219	$2.47	540
Total oil and natural gas sales due to change in production volumes			4,472
Total change in oil and natural gas sales			$(1,869)

The change in oil and natural gas sales was primarily due to:

•	decreased oil and natural gas sales prices; and
•	divestitures of our Texas properties; partially offset by
•	incremental production from properties acquired in Oklahoma and Wyoming.

(Loss) gain on derivatives, net

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Cash settlements on matured derivatives, net(1)	$(949)	$(6,928)	$5,979	86%
Non-cash change in fair value of derivatives, net	(9,297)	12,602	(21,899)	(174%)
Total (loss) gain on derivatives, net	$(10,246)	$5,674	$(15,920)	(281%)

(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

Lease operating expenses

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Lease operating expenses	$31,064	$21,374	$9,690	45%
Workover expenses	806	1,163	(357)	(31%)
Total lease operating expenses	$31,870	$22,537	$9,333	41%

The change in LOE in total and per Boe was primarily due to:

•	incremental costs associated with properties acquired in Oklahoma and Wyoming; partially offset by
•	divestitures of our Texas properties.

Production and ad valorem taxes

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Production taxes	$4,370	$3,979	$391	10%
Ad valorem taxes	1,116	1,504	(388)	(26%)
Total production and ad valorem taxes	$5,486	$5,483	$3	0%

The change in production and ad valorem expenses in total and per Boe was primarily due to:

•	acquisition and divestiture activity with varied production tax rates; and
•	ad valorem fluctuations related to our Texas divestitures and acquired properties in Wyoming.

Depreciation, depletion and amortization and impairment expenses

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Depreciation, depletion and amortization	$10,621	$16,751	$(6,130)	(37%)
Impairment - proved oil and natural gas properties	384	31,160	(30,776)	(99%)
Impairment - assets held for sale	65	—	65	100%
Total DD&A and impairment expenses	$11,070	$47,911	$(36,841)	(77%)

The change in DD&A in total and per Boe was primarily due to:

•	reduced asset carrying values due to impairment in 2018; and
•	the net impact of the Texas divestitures and the properties acquired in Oklahoma and Wyoming.

Impairment of proved oil and natural gas properties for the year ended December 31, 2019, was primarily on marginal projects. Impairment of proved oil and natural gas properties for the year ended December 31, 2018, was primarily due to persistent wellbore issues on a certain Texas project.

General and administrative expenses

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
General and administrative expenses	$7,876	$5,567	$2,309	41%
Non-cash compensation	696	744	(48)	(6%)
Total general and administrative expenses	$8,572	$6,311	$2,261	36%

The change in G&A in total and per Boe was primarily due to:

•	increased professional and other fees related to acquisition and divestiture activity; and
•	increased compensation and increased staffing.

Gain (loss) on sales of oil and natural gas properties, net

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Gain (loss) on sales of oil and natural gas properties, net	$9,671	$(509)	$10,180	2000	%

The gain (loss) on sales of oil and natural gas properties, net for the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to the gain of $9.3 million on the divestiture of substantially all of our Texas properties as part of the Strategic Transaction in March 2019. See Note 3 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for further discussion of the Strategic Transaction.

Interest expense

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Interest expense	$5,166	$6,010	$(844)	(14%)
Average effective interest rate	5.56%	5.39%	0.17%	3%

The change in interest expense was primarily due to lower outstanding borrowings.

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

Our liquidity position at February 28, 2020, consisted of approximately $0.3 million of available cash and $10.0 million of available borrowings ($85.0 million borrowing cap less $74.0 million outstanding borrowings and $1.0 million outstanding standby letter of credit). Our borrowing base is redetermined in the spring and fall of each year.

Revolving Credit Facility

On December 6, 2019, Amendment 14 to the credit agreement was executed, decreasing the borrowing base of the Partnership’s revolving credit facility to $95.0 million. The amendment also extended the maturity date of the revolving credit facility to May 1, 2021, and provided for a benchmark rate replacement to address the transition of LIBOR in 2021. Under the terms of the amendment, the Partnership is required to have a Consolidated Funded Indebtedness to Consolidated EBITDAX of less than 3.0 to 1.0 to make any borrowings above the borrowing cap of $85.0 million, and must maintain a maximum Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX that does not exceed:

•	4.0 to 1.0 for the quarter ending December 31, 2019,
•	3.75 to 1.0 for the quarter ending March 31, 2020, and
•	3.5 to 1.0 for the quarter ending June 30, 2020, and thereafter.

At February 28, 2020, the outstanding balances of our revolving credit facility and standby letter of credit were $74.0 million and $1.0 million, respectively. As of December 31, 2019, we were in compliance with our financial covenants.

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

We currently expect capital spending for 2020 for the development, growth and maintenance of our oil and natural gas properties to be approximately $8.8 million. We adjust our capital program in response to business conditions and operating results along with our evaluation of additional development opportunities that are identified throughout the year.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (commodity price and differential swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. At December 31, 2019, we had commodity derivative contracts covering 59% and 41%, respectively, of our estimated 2020 and 2021 average daily production (estimate calculated based on December 2019 net daily oil production volumes). See Note 5 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding derivatives.

Preferred Units

As of December 31, 2019, we had issued $25.0 million of Class A Preferred Units and $15.0 million of Class B Preferred Units through private placements in August 2016 and January 2018, respectively. Both classes of Preferred Units receive a cumulative, quarterly cash distribution on Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%. Such distributions will be paid for each such quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreements. See Note 10 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information regarding Preferred Units.

Sources and Uses of Cash

The following table summarizes the net change in cash and cash equivalents for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Operating activities
Net cash provided by operating activities	$11,809	$22,585	$(10,776)	(48%)
Investing activities
Acquisitions of oil and natural gas properties	(3,331)	(21,243)	17,912	84%
Additions to oil and natural gas properties	(13,868)	(8,617)	(5,251)	(61%)
Proceeds from sales of oil and natural gas properties	33,453	1,044	32,409	3104%
Proceeds from sale of other assets	123	—	123	100%
Net cash provided by (used in) investing activities	16,377	(28,816)	45,193	157%
Financing activities
Proceeds from line of credit	11,000	22,000	(11,000)	(50%)
Payments on line of credit	(36,000)	(28,000)	(8,000)	(29%)
Proceeds from sale of Class B convertible preferred units, net of offering costs	—	14,847	(14,847)	(100%)
Other	(3,398)	(3,981)	583	15%
Net cash (used in) provided by financing activities	(28,398)	4,866	(33,264)	(684%)
Change in cash and cash equivalents	$(212)	$(1,365)	$1,153	84%

Operating activities. The change in operating cash flows for the periods compared was primarily attributable to:

•	increased LOE of $9.3 million;
•	increased working capital of $3.9 million;
•	increased G&A of $2.3 million; and
•	decreased oil and natural gas sales of $1.9 million; partially offset by
•	decreased net settlements paid on derivatives of $6.4 million.

Investing and financing activities. The change in investing and financing activities for the periods compared was primarily attributable to:

•

net proceeds from the Strategic Transaction in March 2019 and the resulting payment on the revolving credit facility. See Note 3 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for further discussion of the Strategic Transaction; and

•	Preferred Units issuance in 2018. See Note 10 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for further discussion of the Preferred Units.

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

Oil and Natural Gas Reserves

Our estimates of proved reserves are based on the quantities of oil and natural gas that engineering and geological analysis demonstrate, with reasonable certainty, to be recoverable from established reservoirs in the future under current operating and economic parameters. The estimates of our proved reserves as of December 31, 2019, are based on reserve reports prepared by our reservoir engineering staff and audited by CG&A. The estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years.

The accuracy of our reserve estimates is a function of many factors, including the quality and quantity of available data, the interpretation of that data, the accuracy of various economic assumptions and the judgments of the individuals preparing the estimates. In addition, our proved reserve estimates are also a function of many assumptions, all of which could deviate significantly from actual results. For example, when the price of oil and natural gas increases, the economic lives of our properties are extended, thus increasing estimated proved reserve quantities and making certain projects economically viable. Likewise, if oil and natural gas prices decrease, the economic lives of our properties are reduced and certain projects may become uneconomic, reducing estimated proved reserve quantities. Oil and natural gas price volatility adds to the uncertainty of our reserve quantity estimates. As such, reserve estimates may materially vary from the ultimate quantities of oil and natural gas eventually recovered. For additional information regarding estimates of reserves, including the standardized measure of discounted future net cash flows, see Note 17 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” and see also Item 1. “Business.”

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

Asset Retirement Obligations

We have obligations under our lease agreements and federal regulations to remove equipment and restore land at the end of oil and natural gas production operations. These ARO are primarily associated with plugging and abandoning wells. We typically incur this liability upon acquiring or drilling a well. Determining the future restoration and removal requires management to make estimates and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. We estimate the future plugging and abandonment costs of wells, the ultimate productive life of the properties, a risk-adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. We are required to record the fair value of a liability for the ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We review our assumptions and estimates of future ARO on an annual basis, or more frequently, if an event or circumstances occur that would impact our assumptions. To the extent future revisions to these assumptions impact the present value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. The liability is accreted each period toward its future value. The discounted capitalized cost is amortized to expense through the depreciation calculation of the life of the assets based on proved developed reserves. Upon settlement of the liability, a gain or loss is recognized to the extent the actual costs differ from the recorded liability. See Note 7 to the Consolidated Financial Statements included in Item 8. “Financial Statements and Supplementary Data” for additional information.

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

Off–Balance Sheet Arrangements

At December 31, 2019, we had no off–balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Partners

Mid-Con Energy Partners, LP

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Mid-Con Energy Partners, LP (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations, cash flows, and changes in equity for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle

As discussed in Note 15 to the consolidated financial statements, the Partnership has changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of FASB Accounting Standards Codification Topic 842, Leases.

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

March 12, 2020

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Balance Sheets

(in thousands, except number of units)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$255	$467
Accounts receivable	6,853	4,194
Derivative financial instruments	—	5,666
Prepaid expenses	87	118
Assets held for sale	365	430
Total current assets	7,560	10,875
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	261,375	379,441
Unproved properties	3,125	2,928
Other property and equipment	1,262	427
Accumulated depletion, depreciation, amortization and impairment	(72,303)	(175,948)
Total property and equipment, net	193,459	206,848
Derivative financial instruments	730	2,418
Other assets	1,020	1,563
Total assets	$202,769	$221,704
LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$320	$141
Related parties	6,902	3,732
Derivative financial instruments	1,944	—
Accrued liabilities	795	2,024
Other current liabilities	430	—
Total current liabilities	10,391	5,897
Long-term debt	68,000	93,000
Other long-term liabilities	457	47
Asset retirement obligations	30,265	26,001
Commitments and contingencies
Class A convertible preferred units - 11,627,906 issued and outstanding, respectively	22,964	21,715
Class B convertible preferred units - 9,803,921 issued and outstanding, respectively	14,829	14,635
Equity, per accompanying statements
General partner	(793)	(786)
Limited partners - 30,824,291 and 30,436,124 units issued and outstanding, respectively	56,656	61,195
Total equity	55,863	60,409
Total liabilities, convertible preferred units and equity	$202,769	$221,704

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Operations

(in thousands, except per unit data)

	Year Ended December 31,
	2019	2018
Revenues
Oil sales	$63,163	$65,206
Natural gas sales	1,304	1,130
Other operating revenues	1,280	778
(Loss) gain on derivatives, net	(10,246)	5,674
Total revenues	55,501	72,788
Operating costs and expenses
Lease operating expenses	31,870	22,537
Production and ad valorem taxes	5,486	5,483
Other operating expenses	2,068	945
Impairment of proved oil and natural gas properties	384	31,160
Impairment of assets held for sale	65	—
Depreciation, depletion and amortization	10,621	16,751
Dry holes and abandonments of unproved properties	—	612
Accretion of discount on asset retirement obligations	1,596	721
General and administrative	8,572	6,311
Total operating costs and expenses	60,662	84,520
Gain (loss) on sales of oil and natural gas properties, net	9,671	(509)
Income (loss) from operations	4,510	(12,241)
Other (expense) income
Interest income	10	3
Interest expense	(5,166)	(6,010)
Other expense	(3)	(15)
Gain on sale of other assets	123	—
(Loss) gain on settlements of asset retirement obligations	(73)	10
Total other expense	(5,109)	(6,012)
Net loss	(599)	(18,253)
Less: Distributions to preferred unitholders	4,643	4,456
Less: General partner's interest in net loss	(7)	(214)
Limited partners' interest in net loss	$(5,235)	$(22,495)

Limited partners' interest in net loss per unit
Basic and diluted	$(0.17)	$(0.74)
Weighted average limited partner units outstanding
Limited partner units (basic and diluted)	30,764	30,328

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss	$(599)	$(18,253)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation, depletion and amortization	10,621	16,751
Debt issuance costs amortization	702	678
Accretion of discount on asset retirement obligations	1,596	721
Impairment of proved oil and natural gas properties	384	31,160
Impairment of assets held for sale	65	—
Dry holes and abandonments of unproved properties	—	612
Loss (gain) on settlements of asset retirement obligations	73	(10)
Cash paid for settlements of asset retirement obligations	(97)	(128)
Mark to market on derivatives
Loss (gain) on derivatives, net	10,246	(5,674)
Cash settlements paid for matured derivatives, net	(949)	(6,928)
Cash premiums paid for derivatives	—	(401)
(Gain) loss on sales of oil and natural gas properties	(9,671)	509
Gain on sale of other assets	(123)	—
Non-cash equity-based compensation	696	744
Changes in operating assets and liabilities
Accounts receivable	(2,856)	1,367
Prepaid expenses and other assets	70	(61)
Accounts payable - trade and accrued liabilities	97	(210)
Accounts payable - related parties	1,554	1,708
Net cash provided by operating activities	11,809	22,585
Cash flows from investing activities
Acquisitions of oil and natural gas properties	(3,331)	(21,243)
Additions to oil and natural gas properties	(13,868)	(8,617)
Proceeds from sales of oil and natural gas properties	33,453	1,044
Proceeds from sale of other assets	123	—
Net cash provided by (used in) investing activities	16,377	(28,816)
Cash flows from financing activities
Proceeds from line of credit	11,000	22,000
Payments on line of credit	(36,000)	(28,000)
Debt issuance costs	(198)	(681)
Proceeds from sale of Class B convertible preferred units, net of offering costs	—	14,847
Distributions to Class A convertible preferred units	(2,000)	(2,500)
Distributions to Class B convertible preferred units	(1,200)	(800)
Net cash (used in) provided by financing activities	(28,398)	4,866
Net decrease in cash and cash equivalents	(212)	(1,365)
Beginning cash and cash equivalents	467	1,832
Ending cash and cash equivalents	$255	$467

See accompanying notes to consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Consolidated Statements of Changes in Equity

(in thousands)

	General	Limited Partner		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2017	$(572)	30,091	$82,260	$81,688
Equity-based compensation	—	345	744	744
Distributions to Class A convertible preferred units	—	—	(2,000)	(2,000)
Distributions to Class B convertible preferred units	—	—	(1,100)	(1,100)
Allocation of value to beneficial conversion feature of Class B convertible preferred units	—	—	686	686
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(1,181)	(1,181)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(175)	(175)
Net loss	(214)	—	(18,039)	(18,253)
Balance, December 31, 2018	(786)	30,436	61,195	60,409
Equity-based compensation	—	388	696	696
Distributions to Class A convertible preferred units	—	—	(2,000)	(2,000)
Distributions to Class B convertible preferred units	—	—	(1,200)	(1,200)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(1,249)	(1,249)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(194)	(194)
Net loss	(7)	—	(592)	(599)
Balance, December 31, 2019	$(793)	30,824	$56,656	$55,863

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2019 and 2018, and the results of operations, cash flows and changes in equity for the years then ended December 31, 2019 and 2018. The accompanying consolidated financial statements have been prepared in accordance with GAAP. Our subsidiary is Mid-Con Energy Properties. All intercompany transactions and account balances have been eliminated. We aggregate all of our oil and natural gas properties into one business segment engaged in the development and production of oil and natural gas properties.

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

Accounts Receivable

Accounts receivable are generated from the sale of oil and natural gas to various customers. We routinely assess the financial strength of our customers, and bad debts are recorded based on an account level review after all means of collection have been exhausted, and the potential recovery is considered remote. At December 31, 2019 and 2018, we did not have any reserves for doubtful accounts and we did not incur any expenses related to bad debts in any period presented.

Revenue Recognition

We adopted ASC 606 effective January 1, 2018, using the modified retrospective approach. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Under ASC 605, we followed the sales method of accounting for oil and natural gas sales revenues in which revenues were recognized on our share of actual proceeds from oil and natural gas sold to purchasers. Revenue recognition required for our oil and natural gas sales contracts by ASC 606 does not differ from revenue recognition required under ASC 605 to account for such contracts. Therefore, we concluded that there was no change in our revenue recognition under ASC 606 and the cumulative effect of applying the new standard to all outstanding contracts as of January 1, 2018, did not result in an adjustment to retained earnings. We had no significant natural gas imbalances at December 31, 2019 and 2018.

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

For our oil and natural gas sales contracts, the variable consideration related to variable production is not estimated because the uncertainty related to the consideration is resolved as the Bbl and Mcf of natural gas are transferred to the customer each day. Therefore, we have utilized the practical expedient in ASC 606-10-50-14(a), which states the Partnership is not required to disclose the transaction price allocated to remaining performance obligations for specific situations in which the Partnership does not need to estimate variable consideration to recognize revenue.

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

Costs associated with unproved properties are excluded from depletion until proved reserves are established or impairment determined. When proven reserves are established, any unproved property costs associated with the project are transferred to proved properties and included in depletion. Unproved properties are assessed at least annually to ascertain whether impairment has occurred. In addition, impairment assessments are made for interim reporting periods if facts and circumstances exist that suggest impairment may have occurred. The impairment test for unproved properties is not based on the estimated fair value of the unproved properties. The impairment assessment includes consideration of our intent to fully develop our unproved properties, remaining lease terms, geological and geophysical evaluations, our drilling results, potential drilling locations, availability of capital, assignment of proved reserves, expected divestitures, anticipated future capital expenditures and economic considerations, among others.

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

We have obligations under our lease agreements and federal regulations to remove equipment and restore land at the end of oil and natural gas production operations. These ARO are primarily associated with plugging and abandoning wells. We typically incur this liability upon acquiring or drilling a well. Determining the future restoration and removal requires management to make estimates and judgments, including the ultimate settlement amounts, inflation factors, credit-adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. We estimate the future plugging and abandonment costs of wells, the ultimate productive life of the properties, a risk-adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. We are required to record the fair value of a liability for the ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We review our assumptions and estimates of future ARO on an annual basis, or more frequently, if an event or circumstances occur that would impact our assumptions. To the extent future revisions to these assumptions impact the present value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. The liability is accreted each period toward its future value. The discounted capitalized cost is amortized to expense through the depreciation calculation over the life of the asset based on proved developed reserves. Upon settlement of the liability, a gain or loss is recognized to the extent the actual costs differ from the recorded liability. See Note 7 in this section for additional information.

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

We do not designate derivatives as hedges for accounting purposes; therefore, the mark-to-market adjustment reflecting the change in the fair value of unsettled derivative contracts is recorded in current period earnings. When prices for oil are volatile, a significant portion of the effect of our hedging activities consists of non-cash income or expenses due to changes in the fair value of our commodity derivative contracts. In addition to mark-to-market adjustments, gains or losses arise from net payments made or received on monthly settlements, proceeds or payments for termination of contracts prior to their expiration and premiums paid or received for new contracts. Any deferred premiums are recorded as a liability and recognized in earnings as the related contracts mature. Gains and losses on derivatives are included in cash flows from operating activities. See Note 5 in this section for discussion regarding derivative financial instruments.

Equity-Based Compensation

The cost of employee services received in exchange for equity instruments is measured based on the grant-date fair value and is recorded as compensation expense over the requisite service period (often the vesting period). Awards subject to performance criteria vest when it is probable that the performance criteria will be met. We recognize forfeitures of equity awards as they occur.

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

Non-cash Investing and Supplemental Cash Flow Information

The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018
Non-cash investing information
Change in oil and natural gas properties - assets received in exchange	$38,533	$—
Change in oil and natural gas properties - accrued capital expenditures	$1,663	$348
Change in oil and natural gas properties - accrued acquisitions	$(1,462)	$1,506
Supplemental cash flow information
Cash paid for interest	$4,644	$5,052

Recently Issued Accounting Standards

In June 2016, the FASB issued ASC 326, Financial Instruments- Credit Losses (“ASC 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. For smaller reporting companies, this guidance is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. We plan to adopt this standard on January 1, 2023, and are currently evaluating the impact of adoption on our consolidated financial statements.

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

Assets and liabilities assumed in acquisitions accounted for as business combinations are recorded in our consolidated balance sheets at their estimated fair values as of the acquisition date using assumptions that represent Level 3 fair value measurement inputs. See Note 6 in this section for additional discussion of our fair value measurements.

Results of operations attributable to the acquisition subsequent to the closing were included in our statements of operations. The operations and cash flows of divested properties are eliminated from our ongoing operations.

Pine Tree Business Combination

In January 2018, we acquired multiple oil and gas properties located in Campbell and Converse Counties, Wyoming (the “Pine Tree” acquisition). Pine Tree was accounted for as a business combination. We acquired Pine Tree for cash consideration of $8.4 million, after final post-closing purchase price adjustments.

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

The following table presents revenues and expenses of the acquired oil and natural gas properties included in the accompanying consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018
Oil and natural gas sales	$1,349	$1,116
Expenses(1)	$1,211	$714

(1) Expenses include LOE, production and ad valorem taxes, accretion and depletion.

Strategic Transaction

In March 2019, we simultaneously closed the previously announced definitive agreements to sell substantially all of our oil and natural gas properties located in Texas for $60.0 million and to purchase certain oil and natural gas properties located in Osage, Grady and Caddo Counties in Oklahoma for an aggregate purchase price of $27.5 million, both agreements subject to customary purchase price adjustments. We received net proceeds of $32.5 million at the close of this Strategic Transaction (“Strategic Transaction”) of which $32.0 million was used to reduce borrowings outstanding on our revolving credit facility. The acquired properties were accounted for as an asset acquisition. A gain on the sale of oil and natural gas properties of $9.3 million was reported in the consolidated statements of operations.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying consolidated statements of operations for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2018
Oil and natural gas sales	$4,688	$25,861
Expenses(1)	$3,358	$39,214

(1) Expenses include LOE, production and ad valorem taxes, accretion, depletion, impairment and dry hole costs.

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

Assets Held for Sale

Land in Southern Oklahoma met held-for-sale criteria as of December 31, 2019 and 2018. The carrying value of $0.4 million was presented in “Assets held for sale” on our consolidated balance sheet. Impairment of $0.1 million was recorded to reduce the carrying value of the land to its estimated fair value at December 31, 2019.

Note 4. Equity Awards

We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its affiliates, including Mid-Con Energy Operating and ME3 Oilfield Service, who perform services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, unrestricted units, restricted units, phantom units, distribution equivalent rights granted with phantom units and other types of awards. The Long-Term Incentive Program is administered by the voting members of the general partner and approved by the Board. If an employee terminates employment prior to the restriction lapse date, the awarded units are forfeited and canceled and are no longer considered issued and outstanding.

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at December 31, 2019:

Number of Common Units
Approved and authorized awards	3,514,000
Unrestricted units granted	(1,350,538)
Restricted units granted, net of forfeitures	(399,424)
Equity-settled phantom units granted, net of forfeitures	(1,490,669)
Awards available for future grant	273,369

We recognized $0.7 million of total equity-based compensation expense for the years ended December 31, 2019 and 2018. These costs are reported as a component of G&A in our consolidated statements of operations.

Unrestricted Unit Awards

During the year ended December 31, 2019, we granted 50,000 unrestricted units with an average grant date fair value of $1.04 per unit. During the year ended December 31, 2018, we granted 87,832 unrestricted units with an average grant date fair value of $1.79 per unit.

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over a period of two or three years. During the year ended December 31, 2019, we granted 510,000 equity-settled phantom units with a two-year vesting period and 66,000 equity-settled phantom units with a three-year vesting period. During the year ended December 31, 2018, we granted 450,000 equity-settled phantom awards with a two-year vesting period and 44,500 equity-settled phantom awards with a three-year vesting period. As of December 31, 2019, there were $0.3 million of unrecognized compensation costs related to equity-settled phantom units. These costs are expected to be recognized over a weighted average period of thirteen months.

A summary of our equity-settled phantom unit awards for the years ended December 31, 2019 and 2018, is presented below:

	Number of Equity-Settled Phantom Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2017	117,495	$1.45
Units granted	494,500	1.74
Units vested	(257,829)	1.63
Units forfeited	(3,000)	1.31
Outstanding at December 31, 2018	351,166	1.73
Units granted	576,000	1.04
Units vested	(338,167)	1.38
Units forfeited	(18,000)	1.51
Outstanding at December 31, 2019	570,999	$1.25

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

At December 31, 2019, our commodity derivative contracts were in a net liability position with a fair value of $1.2 million, whereas at December 31, 2018, our commodity derivative contracts were in a net asset position with a fair value of $8.1 million. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. During the years ended December 31, 2019 and 2018, all of our counterparties have performed pursuant to their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation in our consolidated balance sheets at December 31, 2019 and 2018:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2019
Assets
Derivative financial instruments - long-term asset	$1,635	$(905)	$730
Total	1,635	(905)	730

Liabilities
Derivative financial instruments - current liability	(1,944)	—	(1,944)
Derivative financial instruments - long-term liability	(905)	905	—
Total	(2,849)	905	(1,944)
Net Liability	$(1,214)	$—	$(1,214)

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet
December 31, 2018
Assets
Derivative financial instruments - current asset	$5,705	$(39)	$5,666
Derivative financial instruments - long-term asset	2,418	—	2,418
Total	8,123	(39)	8,084

Liabilities
Derivative financial instruments - current liability	(39)	39	—
Total	(39)	39	—
Net Asset	$8,084	$—	$8,084

The following table presents the impact of derivative financial instruments and their location within the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2019	2018
Net settlements on matured derivatives(1)	$(949)	$(6,928)
Net change in fair value of derivatives	(9,297)	12,602
Total (loss) gain on derivatives, net	$(10,246)	$5,674

(1) The settlement amount does not include premiums paid attributable to contracts that matured during the respective period.

At December 31, 2019 and 2018, our commodity derivative contracts had maturities at various dates through December 2021 and were comprised of commodity price and differential swaps and collar contracts. At December 31, 2019, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2020	$55.81	$—	$—	1,931	NYMEX-WTI
Swaps - 2021	$55.78	$—	$—	672	NYMEX-WTI
Collars - 2021	$—	$52.00	$58.80	672	NYMEX-WTI

At December 31, 2018, we had the following oil derivatives net positions:

Period Covered	Differential Fixed Price	Weighted Average Floor Price	Total Bbls Hedged/day	Index
Swaps - 2019	$—	$56.14	1,779	NYMEX-WTI
Swaps - 2019	$(20.15)	$—	137	WCS-CRUDE-OIL
Swaps - 2020	$—	$54.81	1,199	NYMEX-WTI

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 during the years ended December 31, 2019 and 2018.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no changes in valuation approach or related inputs for the years ended December 31, 2019 and 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

We account for commodity derivative contracts and their corresponding deferred premiums at fair value on a recurring basis utilizing certain pricing models. Inputs to the pricing models include publicly available prices from a compilation of data gathered from third parties and brokers. We validate the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets. Any deferred premiums associated with our commodity derivative contracts are categorized as Level 3, as we utilize a net present value calculation to determine the valuation. See Note 5 in this section for a summary of our derivative financial instruments.

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
December 31, 2019
Derivative financial instruments - asset	$—	$1,635	$—	$1,635
Derivative financial instruments - liability	$—	$2,849	$—	$2,849
December 31, 2018
Derivative financial instruments - asset	$—	$8,123	$—	$8,123
Derivative financial instruments - liability	$—	$39	$—	$39

A summary of the changes in Level 3 fair value measurements for the periods presented are as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Balance of Level 3 at beginning of period	$—	$(401)
Derivative deferred premiums - settlements	—	401
Balance of Level 3 at end of period	$—	$—

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

Reserves

We calculate the estimated fair values of reserves and properties using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of reserves, future operating and developmental costs, future commodity prices, a market-based weighted average cost of capital rate and the rate at which future cash flows are discounted to estimate present value. We discount future values by a per annum rate of 10% because we believe this amount approximates our long-term cost of capital and accordingly, is well aligned with our internal business decisions. The underlying commodity prices embedded in our estimated cash flows begin with Level 1 NYMEX-WTI forward curve pricing, less Level 3 assumptions that include location, pricing adjustments and quality differentials. See Note 17 in this section for additional information regarding our oil and natural gas reserves.

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment expense is recognized for the difference between the estimated fair value and the carrying value of the assets. For the years ended December 31, 2019 and 2018, we recorded impairment expense of $0.4 million and $31.2 million, respectively. Additionally, for the year ended December 31, 2019, we recorded impairment expense related to assets held for sale of $0.1 million to reduce the carrying amount of the assets to their fair value.

Note 7. Asset Retirement Obligations

We have obligations under our lease agreements and federal regulations to remove equipment and restore land at the end of oil and natural gas production operations. These ARO are primarily associated with plugging and abandoning wells. We typically incur this liability upon acquiring or successfully drilling a well and determine our ARO by calculating the present value of estimated cash flow related to the estimated future liability. Determining the removal and future restoration obligation requires management to make estimates and judgments, including the ultimate settlement amounts, inflation factors, credit-adjusted risk-free rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. We are required to record the fair value of a liability for the ARO in the period in which it is incurred with a corresponding increase in the carrying amount of the related long-lived asset. We review our assumptions and estimates of future ARO on an annual basis, or more frequently, if an event or circumstances occur that would impact our assumptions. To the extent future revisions to these assumptions impact the present value of the abandonment liability, management will make corresponding adjustments to both the ARO and the related oil and natural gas property asset balance. The liability is accreted each period toward its future value and is recorded in our consolidated statement of operations. The discounted capitalized cost is amortized to expense through the depreciation calculation over the life of the assets based on proved developed reserves. Upon settlement of the liability, a gain or loss is recognized to the extent the actual costs differ from the recorded liability.

For the years ended December 31, 2019 and 2018, our ARO were reported as asset retirement obligations in our consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

	Year Ended December 31,
(in thousands)	2019	2018
Asset retirement obligations - beginning of period	$26,001	$10,326
Liabilities incurred for new wells and interests	8,840	15,497
Liabilities settled upon plugging and abandoning wells	(24)	(138)
Liabilities removed upon sale of wells	(5,795)	(399)
Revision of estimates	(353)	(6)
Accretion expense	1,596	721
Asset retirement obligations - end of period	$30,265	$26,001

Note 8. Debt

At December 31, 2019 and 2018, we had outstanding borrowings under our revolving credit facility of $68.0 million and $93.0 million, respectively. Our current revolving credit facility matures in May 2021. Borrowings under the facility are secured by liens on not less than 90% of the value of our proved reserves.

The borrowing base of our revolving credit facility is collectively determined by our lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other variables. The borrowing base is subject to scheduled redeterminations in the spring and fall of each year with an additional redetermination, either at our request or at the request of the lenders, during the period between each scheduled borrowing base redetermination. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract. The next regularly scheduled semi-annual redetermination is expected to occur during the spring of 2020.

Borrowings under the revolving credit facility bear interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.75% to 3.75% per annum according to the borrowing base usage. For the year ended December 31, 2019, the average effective rate was 5.56%. Any unused portion of the borrowing base will be subject to a commitment fee of 0.50% per annum. Letters of credit are subject to a letter of credit fee that varies from 2.75% to 3.75% according to usage.

We may use borrowings under the facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. The revolving credit facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, and restrictions on certain transactions and payments, including distributions, and requires us to maintain hedges covering projected production. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the credit agreement, together with accrued interest, could be declared immediately due and payable. As of December 31, 2019, we were in compliance with our financial covenants.

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

On March 28, 2019, in conjunction with closing the Strategic Transaction and serving as our spring redetermination, Amendment 13 to the credit agreement was executed, decreasing our borrowing base to $110.0 million. The amendment also required that the leverage ratio be calculated on a building, period-annualized basis, beginning the second quarter of 2019. See Note 3 in this section for further discussion of the Strategic Transaction.

On December 6, 2019, Amendment 14 to the credit agreement was executed, decreasing the borrowing base of the Partnership’s revolving credit facility to $95.0 million. The amendment also extended the maturity date of the revolving credit facility to May 1, 2021, and provided for a benchmark rate replacement to address the transition of LIBOR in 2021. Under the terms of the amendment, the Partnership is required to have a Consolidated Funded Indebtedness to Consolidated EBITDAX of less than 3.0 to 1.0 to make any borrowings above the borrowing cap of $85.0 million, and must maintain a maximum Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX that does not exceed:

•	4.0 to 1.0 for the quarter ending December 31, 2019,
•	3.75 to 1.0 for the quarter ending March 31, 2020, and
•	3.5 to 1.0 for the quarter ending June 30, 2020, and thereafter.

Note 9. Commitment and Contingencies

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

Employment Agreements

Our general partner has entered into employment agreements with Charles R. Olmstead and Jeffrey R. Olmstead. The employment agreements automatically renew for one-year terms on August 1st of each year unless either we or the employee gives written notice of termination by the preceding February. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities and authority as the Board may specify from time to time, in roles consistent with such positions that are assigned to them. The agreements stipulate that if there is a change of control, termination of employment, with cause or without cause, or death of the executive certain payments will be made to the executive officer. These payments, depending on the reason for termination, currently range from $0.3 million to $0.7 million, including the value of vesting of any outstanding units.

Change in Control Severance Plan

On July 24, 2019, the Board adopted a Change in Control Severance Plan that provides severance benefits to certain key management and employees of the general partner and its affiliates. The Change in Control Severance Plan provides for the payment of cash compensation and certain other benefits to eligible employees in the event of a change in control and a qualifying termination of employment. The obligations under the Change in Control Severance Plan are generally based on the terminated employee’s cash compensation and position within the Partnership. Depending on the facts and circumstances associated with a potential change in control, the total payments made pursuant to the Change in Control Severance Plan could be material. No liability has been recorded at December 31, 2019, associated with the Change in Control Severance Plan. For a more detailed description of the Change in Control Severance Plan, please refer to our Current Report on Form 8-K filed on July 26, 2019.

Legal

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us under the various environmental protection statutes to which we are subject.

Note 10. Equity

Common Units

At December 31, 2019 and 2018, the Partnership’s equity consisted of 30,824,291 and 30,436,124 common units, respectively, representing a 98.8% limited partnership interest in us.

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

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of December 31, 2019, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors.

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

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit. Proceeds from this issuance were used to fund an acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million in connection with the issuance of these Class A Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million) and the beneficial conversion feature ($6.0 million). Accretion of the beneficial conversion feature was $1.2 million for the years ended December 31, 2019 and 2018. The registration statement registering resales of common units issued or to be issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

At December 31, 2019, the Partnership had accrued $0.5 million for the fourth quarter 2019 distributions that will be paid in cash in February 2020. The following table summarizes cash distributions paid on our Class A Preferred Units during the year ended December 31, 2019:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2019	October 1, 2018 - December 31, 2018	$0.0430	$500
May 14, 2019	January 1, 2019 - March 31, 2019	$0.0430	$500
August 14, 2019	April 1, 2019 - June 30, 2019	$0.0430	$500
November 14, 2019	July 1, 2019 - September 30, 2019	$0.0430	$500

The following table summarizes cash distributions paid on our Class A Preferred Units during the year ended December 31, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2018	July 1, 2017 - December 31, 2017	$0.0860	$1,000
May 15, 2018	January 1, 2018 - March 31, 2018	$0.0430	$500
August 22, 2018	April 1, 2018 - June 30, 2018	$0.0430	$500
November 14, 2018	July 1, 2018 - September 30, 2018	$0.0430	$500

Class B Preferred Units

On January 31, 2018, we completed a private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Class B Preferred Units were issued at a price of $1.53 per Class B Preferred Unit. Proceeds from this issuance were used to fund the acquisition of certain oil and natural gas properties located in Campbell and Converse Counties, Wyoming, and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $14.9 million in connection with the issuance of these Class B Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class B Preferred Units ($14.2 million) and the beneficial conversion feature ($0.7 million). Accretion of the beneficial conversion feature was $0.2 million for the years ended December 31, 2019 and 2018. The registration statement registering resales of common units issued or to be issued upon conversion of the Class B Preferred Units was declared effective by the SEC on May 25, 2018.

At December 31, 2019, the Partnership had accrued $0.3 million for the fourth quarter 2019 distribution that will be paid in cash in February 2020. The following table summarizes cash distributions paid on our Class B Preferred Units during the year ended December 31, 2019:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2019	October 1, 2018 - December 31, 2018	$0.0306	$300
May 14, 2019	January 1, 2019 - March 31, 2019	$0.0306	$300
August 14, 2019	April 1, 2019 - June 30, 2019	$0.0306	$300
November 14, 2019	July 1, 2019 - September 30, 2019	$0.0306	$300

The following table summarizes cash distributions paid on our Class B Preferred Units during the year ended December 31, 2018:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
May 15, 2018	February 1, 2018 - March 31, 2018	$0.0204	$200
August 22, 2018	April 1, 2018 - June 30, 2018	$0.0306	$300
November 14, 2018	July 1, 2018 - September 30, 2018	$0.0306	$300

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

Operating Agreements

We, along with various third parties with an ownership interest in the same property, are parties to standard oil and natural gas joint operating agreements with our affiliate, Mid-Con Energy Operating. We and those third parties pay Mid-Con Energy Operating overhead associated with operating our properties and for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements. The majority of these expenses are included in LOE in our consolidated statements of operations.

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

Other Agreements

We are party to monitoring fee agreements with Bonanza Fund Management, Inc. (“Bonanza”), a Class A Preferred Unitholder, and Goff Focused Strategies, LLC (“GFS”), a Class B Preferred Unitholder, pursuant to which we pay Bonanza and GFS a quarterly monitoring fee in connection with monitoring the purchasers’ investments in the Preferred Units. These expenses are included in G&A in our consolidated statements of operations.

The following table summarizes the related party transactions paid for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018
Services agreement	$3,556	$2,685
Operating agreements	11,151	8,849
Oilfield services	6,213	3,941
Other agreements	320	310
Total	$21,240	$15,785

At December 31, 2019, we had a net payable to our affiliate, Mid-Con Energy Operating, of $6.9 million, comprised of a joint interest billing payable of $7.8 million and a payable for operating services and other miscellaneous items of $0.8 million, offset by an oil and natural gas revenue receivable of $1.7 million. At December 31, 2018, we had a net payable to our affiliate Mid-Con Energy Operating of $3.7 million, comprised of a joint interest billing payable of $3.7 million and a payable for operating services and other miscellaneous items of $1.2 million, offset by an oil and natural gas revenue receivable of $1.2 million. These amounts were included in accounts payable-related parties in our consolidated balance sheets.

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

For the year ended December 31, 2019, sales of oil and natural gas to three purchasers accounted for approximately 76% of our sales. At December 31, 2019, these purchasers accounted for approximately 89% of our outstanding oil and natural gas accounts receivable. For the year ended December 31, 2018, sales of oil and natural gas to three purchasers accounted for approximately 83% of our sales. At December 31, 2018, these purchasers accounted for approximately 89% of our outstanding oil and natural gas accounts receivable. We believe that the loss of any one purchaser would not have a material adverse effect on our ability to sell our oil and natural gas production as other purchasers would be accessible. We have not experienced any significant losses due to uncollectible accounts receivable from these purchasers.

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

The Long-Term Incentive Program is administered by the voting members of our general partner, and awards are approved by the Board. Except as set forth in the employment agreements of the executive officers of our general partner, there is no set formula for granting awards to our employees, officers, consultants and directors of our general partner and our affiliates. In determining whether to grant awards and the amount of any awards, the administrators take into consideration the performance of the Partnership along with discretionary factors such as the individual’s current and expected future performance, level of responsibility, retention considerations and the total compensation package. See Note 4 in this section for additional information regarding awards granted under the Long-Term Incentive Program.

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

A summary of our leases is presented below:

		Year Ended December 31,
(in thousands)	Classification	2019	2018
Assets
Operating	Other property and equipment	$835	$—
Total lease assets		$835	$—

Liabilities
Current operating	Other current liabilities	$430	$—
Non-current operating	Other long-term liabilities	457	—
Total lease liabilities		$887	$—

		Year Ended December 31,
	Classification	2019	2018
Operating lease expense(1)(2) (in thousands)	G&A expense	$259	$257
Weighted average remaining lease term (months)
Operating leases		23	36
Weighted average discount rate
Operating leases		5.7%	(3)

(1) Includes short-term leases.

(2) There is not a material difference between cash paid and amortized expense.

(3) Not applicable under ASC 840.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)	Operating Leases
2020	$489
2021	471
Total lease maturities	960
Less: interest	73
Present value of lease liabilities	$887

Note 16. Subsequent Events

Land Sale

On January 23, 2020, we closed the sale of land in Southern Oklahoma, classified as held for sale at December 31, 2019, for a net cash settlement of $0.4 million.

Equity Awards

On January 29, 2020, the Board authorized the issuance of 32,666 unrestricted common units to replace unvested units to certain employees terminated during a reduction-in-force.

Appointment and Departure of Certain Officers and Directors

On January 30, 2020, the Partnership announced that Jeffrey R. Olmstead, President and Chief Executive Officer and Director of the general partner, was taking a three-month paid sabbatical commencing on February 1, 2020. Charles R. “Randy” Olmstead, Executive Chairman of the Board, was appointed as Chief Executive Officer of the general partner, and Chad B. Roller, PhD, was appointed as President of the general partner. Dr. Roller was previously appointed as Chief Operating Officer of the general partner effective July 24, 2019.

Preferred Unit Distributions

A cash distribution of $0.0430 per Class A Preferred Unit, or $0.5 million in aggregate, and a cash distribution of $0.0306 per Class B Preferred Unit, or $0.3 million in aggregate, was paid on February 14, 2020, to holders of record as of the close of business on February 7, 2020.

Reverse Stock Split

On March 3, 2020, the Partnership announced that the Board has approved a 1-for-10 reverse unit split on the Partnership’s common units, to become effective after the market closes on March 23, 2020.

Note 17. Supplementary Information

Supplementary Oil and Natural Gas Activities

Costs incurred in oil and natural gas property acquisitions and development activities are presented below for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018
Property acquisition costs
Proved	$3,167	$20,158
Unproved	164	1,085
Exploration	—	—
Development	13,868	8,617
Asset retirement obligations	8,487	15,491
Total costs incurred	$25,686	$45,351

Estimated Proved Oil and Natural Gas Reserves (Unaudited)

The Partnership’s proved oil and natural gas reserves are all located in the United States. The proved oil and natural gas reserves for the years ended December 31, 2019 and 2018, were prepared by our reservoir engineers and audited by CG&A, independent third party petroleum consultants. These reserve estimates have been prepared in compliance with the rules of the SEC. We emphasize that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, the estimates are expected to change as future information becomes available.

An analysis of the change in estimated quantities of oil and natural gas reserves are presented below for the periods indicated:

	Oil (MBbls)	Natural Gas (MMcf)	MBoe
Proved developed and undeveloped reserves
As of December 31, 2017	18,510	6,282	19,557
Revisions of previous estimates (1)	1,484	(1,045)	1,310
Extensions, discoveries and other additions (2)	72	—	72
Purchases of reserves in place (3)	4,968	1,713	5,253
Sales of reserves in place (4)	(133)	(172)	(162)
Production	(1,112)	(457)	(1,188)
As of December 31, 2018	23,789	6,321	24,842
Revisions of previous estimates (1)	690	(1,527)	436
Extensions, discoveries and other additions	—	—	—
Purchases of reserves in place (5)	5,347	1,161	5,541
Sales of reserves in place (5)	(3,704)	(1,058)	(3,880)
Production	(1,179)	(676)	(1,292)
As of December 31, 2019	24,943	4,221	25,647

Proved developed reserves
December 31, 2018	17,634	6,059	18,643
December 31, 2019	19,213	3,965	19,874
Proved undeveloped reserves
December 31, 2018	6,155	262	6,199
December 31, 2019	5,730	256	5,773

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

(3) Represents the purchase of proved reserves as part of our Oklahoma and Wyoming acquisitions.

(4) Decrease due to the sale of several small properties in the Texas core area.

(5) Represents the purchase and sale of proved reserves as part of the Strategic Transaction.

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

The increase in quantities of proved reserves from December 31, 2018, to December 31, 2019, was due in part to net upward revisions of 2,136 MBoe from certain recent results and development modifications, offset in part by commodity price decreases of 1,700 MBoe which decreased the economic lives of certain producing properties. The net upward revision is primarily the result of restoring production (reactivation of wells) from the acquired Oklahoma waterflood properties. During 2019, the acquisition of the Oklahoma waterflood properties resulted in a positive revision of 5,541 MBoe, and the divestiture of the Texas core area resulted in a decrease in proved reserves of 3,880 MBoe.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Natural Gas Reserves (Unaudited)

The standardized measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, production, plugging and abandonment costs, discounted at the rate prescribed by the SEC. The standardized measure of discounted future net cash flow does not purport to be, nor should it be interpreted to represent, the fair market value of our proved oil and natural gas reserves. The following assumptions have been made:

•

in the determination of future cash inflows, sales prices used for oil and natural gas for the years ended December 31, 2019 and 2018, were estimated using the average price during the 12-month period, determined as the unweighted arithmetic average of the first-day-of-the-month price for each month in such period;

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

The standardized measure of discounted future net cash flow relating to estimated proved oil and natural gas reserves is presented below for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018
Future cash inflows	$1,326,502	$1,494,349
Future production costs	(745,748)	(694,862)
Future development costs, including abandonment costs	(65,948)	(92,973)
Future net cash flow	514,806	706,514
10% discount for estimated timing of cash flow	(273,602)	(358,261)
Standardized measure of discounted cash flow	$241,204	$348,253

The prices utilized in calculating our total proved reserves were $55.69 and $65.56 per Bbl of oil and $2.58 and $3.10 per MMBtu of natural gas for December 31, 2019 and 2018, respectively. These prices were adjusted by lease for quality, transportation fees, location differentials, marketing bonuses or deductions or other factors affecting the price received at the wellhead. Average adjusted prices used were $52.90 and $62.17 per Bbl of oil and $1.68 and $2.43 per Mcf of natural gas for December 31, 2019 and 2018, respectively. Adjusted natural gas price includes the sale of associated NGLs. During the years ended December 31, 2019 and 2018, we did not extract NGLs from our natural gas production prior to the sale and transfer of title of the natural gas stream to our purchasers. While some of our purchasers extracted NGLs from the natural gas stream sold by us to them, we had no ownership in such NGLs. Therefore, we do not report NGLs in our production or proved reserves. All wellhead prices are held flat over the life of the properties for all reserve categories.

Changes in the standardized measure of discounted future net cash flow relating to proved oil and natural gas reserves is presented below for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018
Standardized measure of discounted future net cash flow, beginning of year	$348,253	$207,213
Changes in the year resulting from:
Sales, less production costs	(27,111)	(38,316)
Revisions of previous quantity estimates	5,691	24,035
Extensions, discoveries and improved recovery	—	2,398
Net change in prices and production costs	(113,400)	102,480
Net change in income taxes	—	—
Changes in estimated future development costs	(13,938)	4,534
Previously estimated development costs incurred during the year	14,947	8,428
Purchases of reserves in place	57,679	50,242
Sales of reserves in place	(61,715)	(2,714)
Accretion of discount	34,825	20,721
Timing differences and other	(4,027)	(30,768)
Standardized measure of discounted future net cash flow, end of year	$241,204	$348,253

ITEM 9. CHANGES IN AND DISAGREEMETS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Mid-Con Energy Partners, LP’s internal control over financial reporting was effective as of December 31, 2019.

/s/ Charles R. Olmstead	/s/ Philip R. Houchin
Charles R. Olmstead Executive Chairman of the Board and Chief Executive Officer	Philip R. Houchin Chief Financial Officer

March 12, 2020

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As is the case with many publicly traded partnerships, we do not directly employ officers, directors or employees. Our operations and activities are managed by our general partner. References to our officers and the Board therefore refer to the officers and the Board of our general partner. Our general partner is controlled by the voting members of our general partner.

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

Directors and Executive Officers

The following table sets forth certain information regarding the current directors and executive officers of our general partner. At February 28, 2020, the average tenure of the individuals listed below was approximately six years since the Initial Public Offering in December 2011.

Name	Age	Position with Mid-Con Energy GP, LLC
Charles R. "Randy" Olmstead	71	Executive Chairman of the Board and Chief Executive Officer
Chad B. Roller, PhD	43	President and Chief Operating Officer
Philip R. Houchin	42	Chief Financial Officer
Charles L. McLawhorn III	43	Vice President, General Counsel and Corporate Secretary
Sherry L. Morgan	52	Chief Accounting Officer
C. Fred Ball Jr. (1)	75	Director
John W. Brown (1)	73	Director
Wilkie S. Colyer Jr.	35	Director
Peter A. Leidel	63	Director
Cameron O. Smith (1)	69	Director
(1)	Member of the Audit Committee and the Conflicts Committee.

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

Charles R. “Randy” Olmstead serves as Executive Chairman of the Board and, as of February 1, 2020, Chief Executive Officer. Mr. Olmstead previously served as Chief Executive Officer and Chairman of the Board of our general partner and Mid-Con Energy III, LLC, from June 2011 until August 2014. Mr. Olmstead served as President, Chief Financial Officer and Chairman of the Board of Mid-Con Energy I, LLC, from its formation in 2004 and of Mid-Con Energy II, LLC, from its formation in 2009 until both entities were merged into the Partnership in December 2011. He has been President, Chief Financial Officer and Chairman of the Board of Mid-Con Energy Operating since its incorporation in 1986. Prior to that, Mr. Olmstead was general manager for LB Jackson Drilling Company from 1978 to 1980 and worked in public accounting for Touche Ross & Co. from 1974 to 1978 as an oil and natural gas tax consultant. Mr. Olmstead graduated with Bachelors of Business Administration degrees in Finance and Accounting from the University of Oklahoma before serving three years in the US Navy. Mr. Olmstead brings extensive management and operational experience in the oil and natural gas industry, along with his leadership skills to our Board.

Chad B. Roller, PhD, became President on February 1, 2020, and Chief Operating Officer in July 2019. Dr. Roller previously served as Vice President of Development from July 2015 until July 2019, and as a Petroleum Engineer from March 2012 to June 2015. Prior to joining us, Dr. Roller previously served as Petroleum Engineer at Royal Dutch Shell. Dr. Roller earned his PhD from Rice University and Master of Science and Bachelor of Science degrees from the University of Oklahoma.

Philip R. Houchin, Chief Financial Officer, became an executive officer in March 2018. Prior to joining us, Mr. Houchin was Executive Vice President and Chief Lending Officer of Patriot Bank. As a part of a management team and group of investors, Mr. Houchin assisted with the purchase of the bank in 2009 and eventual sale in 2017. Prior to Patriot Bank, Mr. Houchin held various positions with Summit Bank and Bank of Oklahoma as part of his 18 years in the commercial banking industry in Tulsa, Oklahoma. Mr. Houchin graduated from the University of Oklahoma with a Bachelor of Business Administration in Finance and from the Southwest Graduate School of Banking at Southern Methodist University.

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

Sherry L. Morgan, Chief Accounting Officer, became an executive officer in July 2015 and previously served as our Assistant Controller from July 2008 until July 2015. Additionally, Ms. Morgan served as acting Principal Financial Officer from December 2017 to March 2018. Prior to joining us, Ms. Morgan served as Controller at Shamrock Oil & Gas, Inc., from 2006 to 2008. She also served as Controller for Nadel and Gussman, LLC, during 2006. Ms. Morgan served as Reporting and Joint Interest Coordinator at Newfield Exploration Mid-Continent, Inc., from 2000 to 2005. Previously, she was Assistant Controller at both Lariat Petroleum, Inc., and First Credit Solutions. Ms. Morgan began her career as an auditor at Deloitte and Touche, LLP. Ms. Morgan earned her Bachelor of Science in Business Administration with a degree in Accounting from Oklahoma State University. She is a Certified Public Accountant and a Certified Management Accountant.

C. Fred Ball Jr., Director, is the Chairman of the Audit Committee. Mr. Ball currently serves as Chief Operating Officer of Spyglass Trading, LP. Mr. Ball retired in January 2015 as Senior Chairman of the Board for Bank of Texas, a division of BOK Financial Corporation. During his 17-year tenure at Bank of Texas, Mr. Ball was elected to various executive positions including President, Chief Executive Officer and Chairman. Prior to Bank of Texas, he served as President of Comerica Securities, Inc., a subsidiary of Comerica Incorporated in Detroit. Mr. Ball currently serves on the Boards of BOK Financial Corporation and Southern Methodist University, where he resides on the Executive Board of the Edwin L. Cox School of Business. Mr. Ball earned his Bachelor of Science in Engineering and Master of Business Administration from Southern Methodist University. Mr. Ball brings extensive insights and the knowledge of finance and banking to our Board.

John W. Brown, Director, has served as Chairman of Par Investments LLC, a private investment firm focused on energy related investments, since June 2005. Since July 1991, Mr. Brown has served as the General Partner of Premier Capital, Ltd., a private energy focused investment banking firm that has been an advisor of energy transactions in excess of $400 million since 2003. Mr. Brown served on the Board of Directors of Halcon Resources from March to September 2016. From 2001 to 2003, Mr. Brown served as a Director of Friedman, Billings, Ramsey Group, a publicly traded full service banking firm focused on energy investment banking transactions. Prior to that, Mr. Brown served as an Associate at EnCap Investments, LC from 2000 to 2001; was the Founder and General Partner of WesAl Capital, Ltd., a private energy investment banking firm with the late William E. Simon, former Secretary of the Treasury, and Alvin Shoemaker, former Chairman of First Boston from 1986 to 1991; and was the Founder and President of Westwood Resources Company, a privately held independent oil and gas company, from 1981 to 1984. Mr. Brown practiced law from 1973 until 1981. He earned a Bachelor of Arts Degree from Southern Methodist University and a Juris Doctor Degree and Master of Laws Degree from Southern Methodist University Law School. Mr. Brown brings extensive experience and knowledge of finance and energy to our Board.

Wilkie S. Colyer Jr., Director, currently serves as President, CEO and Director of Contango Oil & Gas Company (“Contango”), a publicly traded oil and natural gas producer. Prior to joining Contango, Mr. Colyer was employed by Goff Capital, the family office of John Goff, from 2007 until August 2018. Most recently, he served as Principal for Goff Capital, Inc. and Senior Vice President, Investments of Goff Focused Strategies LLC, an exempt reporting advisor with the SEC and the State of Texas. Mr. Colyer was responsible for the firms’ energy investing and has held a material role in public and private investments in sectors including financial services and real estate, among others. Mr. Colyer formerly served on the Board of Directors of Resolute Energy Corporation. Mr. Colyer received a Bachelor of Arts in Economics from the University of Texas at Austin. Mr. Colyer holds the Chartered Financial Analyst (“CFA”) designation and is a member of the CFA Society of Dallas-Fort Worth.

Peter A. Leidel, Director, is a founder and principal of Yorktown Partners, LLC, which was established in September 1990. Yorktown Partners, LLC, is the manager of private investment partnerships that invest in the energy industry. Mr. Leidel has been a member of the Boards of Mid-Con Energy III, LLC, and Mid-Con Energy Operating since June 2011. Mr. Leidel was a member of the Boards of both Mid-Con Energy I, LLC, from its formation in 2004 and of Mid-Con Energy II, LLC, from its formation in 2009 until both entities were merged into the Partnership in December 2011. Previously, he was a partner of Dillon, Read & Co. Inc., held corporate treasury positions at Mobil Corporation, worked for KPMG and for the U.S. Patent and Trademark Office. Mr. Leidel is a director of Carbon Natural Gas Company and Extraction Oil & Gas, Inc. Mr. Leidel is also a director of certain non-public companies in the energy industry in which Yorktown holds equity interests. Mr. Leidel earned a Bachelor of Business Administration degree in Accounting from the University of Wisconsin and a Master of Business Administration from the Wharton School at the University of Pennsylvania. Mr. Leidel brings extensive experience within and perspective on the energy sector to our Board.

Cameron O. Smith, Director, is Chairman of the Conflicts Committee. From 2011 to 2018, Mr. Smith served as an advisor to the energy group at Warburg Pincus, LLC, a private equity firm. From 2008 until December 2009, Mr. Smith served as a Senior Managing Director of Rodman & Renshaw, LLC, and as Head of the Rodman Energy Group, a sector vertical within Rodman & Renshaw, LLC. Mr. Smith retired from the Rodman Energy Group in December 2009. Mr. Smith founded, and from 1992 to 2008, served as a Senior Managing Director of COSCO Capital Management LLC, an investment bank focused on private oil and natural gas corporate and project financing until Rodman & Renshaw, LLC, a full service investment bank, purchased the business and assets of COSCO Capital Management LLC. Mr. Smith founded and ran Taconic Petroleum Corporation, an exploration company headquartered in Tulsa, Oklahoma, from 1978 to 1991. Mr. Smith served as exploration geologist, officer and director of several private family and public client companies from 1975 to 1985. Mr. Smith graduated with a Bachelor of Arts in Art History from Princeton University and a Master of Science degree in Geology from Pennsylvania State University. Mr. Smith brings extensive knowledge of the oil and natural gas industry, along with expertise in investment banking, to our Board.

Committees of the Board of Directors

The Board has an Audit Committee and a Conflicts Committee, but does not have a Compensation Committee. The NASDAQ listing rules do not require a listed limited partnership to establish a Compensation Committee or a Nominating and Corporate

Governance Committee. Equity grants to directors and employees are administered by the voting members of the general partner and approved by the Board.

Audit Committee

The Audit Committee consists of Messrs. Ball, Brown and Smith, with Mr. Ball serving as committee Chairman. The Audit Committee held four quarterly meetings in 2019. Our Board has affirmatively determined that each member of the Audit Committee meets the independence and experience standards established by the NASDAQ listing rules and the rules of the SEC. Our Board has also reviewed the financial expertise of Mr. Ball and affirmatively determined that he is an “Audit Committee Financial Expert,” as determined by the rules of the SEC. Our Board has adopted a written charter for our Audit Committee which is available on, and may be printed from, our website at www.midconenergypartners.com and is also available from the Corporate Secretary of Mid-Con Energy GP. Our independent registered public accounting firm is given unrestricted access to the Audit Committee and our management, as necessary.

During the last fiscal year, and earlier this year in preparation for the filing with the SEC of the Partnership’s Form 10-K for the year ended December 31, 2019, the Audit Committee:

•

reviewed and discussed the Partnership’s audited consolidated financial statements as of and for the year ended December 31, 2019, with management, the independent consultants and the independent registered public accountants;

•

considered the adequacy of the Partnership’s internal controls and the quality of its financial reporting, and discussed these matters with management, the independent consultants and the independent registered public accountants;

•

reviewed and discussed with the independent registered public accountants (i) their judgments as to the quality of the Partnership’s accounting policies, (ii) the written disclosures and letter from the independent registered public accountants required by Public Company Accounting Oversight Board Independence Rules, and the independent registered public accountants’ independence, and (iii) the matters required to be discussed by the Public Company Accounting Oversight Board’s Auditing Standard No. 1301, Communications with Audit Committees;

•

discussed with management, the independent consultants and the independent registered public accountants the process by which the Partnership’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer make the certifications required by the SEC in connection with filing of the Partnership’s periodic reports with the SEC, including reports on Forms 10-K and 10-Q;

•

pre-approved all auditing services and non-audit services to be performed for the Partnership by the independent registered public accounts as required by all the applicable rules promulgated pursuant to the Exchange Act, considered whether the rendering of non-audit services was compatible with maintaining Grant Thornton LLP’s independence, and concluded that Grant Thornton LLP’s independence was not compromised by the provision of such services (details regarding the fees paid to Grant Thornton LLP in fiscal year 2019 for audit services, tax services and all other services, are set forth in “Principal Accounting Fees and Services” below); and

•

based on the reviews and discussions referred to above, recommended to the Board that the audited consolidated financial statements referred to above to be included in the Partnership’s Form 10-K for the year ended December 31, 2019.

Conflicts Committee

The Conflicts Committee currently consists of Messrs. Ball, Brown and Smith, who meet the independence standards established by the NASDAQ listing rules and rules of the SEC. The Conflicts Committee has the authority to review specific matters that may present a conflict of interest in order to determine if the resolution of such conflict is “fair and reasonable” for our unitholders. In making such determination, the Conflicts Committee has the authority to engage advisors to assist it in carrying out its duties. The Conflicts Committee held 23 meetings in 2019.

Board Leadership Structure and Role in Risk Oversight

The management of enterprise-level risk is the process of identifying, managing and monitoring events that present opportunities and risks with respect to the creation of value for our unitholders. The Board has delegated to management the primary responsibility for enterprise-level risk management, including cybersecurity risks, while retaining responsibility for oversight of our executive officers in that regard. Our executive officers offer an enterprise-level risk assessment to the Board at least once every year. Leadership of our Board is vested in the Chairman of the Board, who also serves as Chief Executive Officer.

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

Meetings and Other Information

The Board held four quarterly meetings and two special meetings in 2019. Our Partnership Agreement provides that the general partner manages and operates us and that, unlike holders of common stock in a corporation, unitholders only have limited voting rights on matters affecting our business or governance. Accordingly, we do not hold annual meetings of unitholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of a class of our equity securities registered pursuant to Section 12 of the Exchange Act to file certain reports with the SEC and the NASDAQ concerning their beneficial ownership of such securities. Based solely on a review of the copies of reports on Form 3, Form 4 and Form 5 and amendments thereto furnished to us and written representations from the executive officers and directors, we believe that all filing requirements applicable to the officers and directors and greater than 10% unitholders were complied with for the fiscal year ended December 31, 2019, except for one late filing for each executive officer other than Dr. Roller pertaining to the grant of unvested units during 2019, one late filing by an executive officer pertaining to a sale and one late filing by an executive officer of a Form 3 in 2019.

Code of Ethics

The governance of Mid-Con Energy GP is, in effect, the governance of our partnership, subject in all cases to any specific unitholder rights contained in our Partnership Agreement.

Mid-Con Energy GP has adopted a Code of Business Conduct that applies to all officers, directors and its employees and affiliates. A copy of the Code of Business Conduct is available on our website at www.midconenergypartners.com. We will provide a copy of the code of ethics to any person, without charge, upon request to Mid-Con Energy Partners, LP, 2431 East 61 Street, Suite 850, Tulsa, Oklahoma 74136, Attn: Investor Relations. We intend to disclose on our website any future amendments to, or waivers from, our Code of Business Conduct.

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

Communication with Directors

Our Board believes that it is management’s role to speak for the Partnership. Our Board also believes that any communications between members of the Board and interested parties, including unitholders, should be conducted with the knowledge of our executive chairman and chief executive officer and president. Interested parties, including unitholders, may contact one or more of our Board members, including non-management directors and non-management directors as a group, by writing to the director or directors in care of the corporate secretary at our principal executive offices. A communication received from an interested party or unitholder will be promptly forwarded to the director or directors to whom the communication is addressed. A copy of the communication will also be provided to our executive chairman and chief executive officer. We will not, however, forward sales or marketing materials or correspondence primarily commercial in nature, materials that are abusive, threatening or otherwise inappropriate, or correspondence not clearly identified as interested party or unitholder correspondence.

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

Our “named executive officers” for the year ended December 31, 2019, were:

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

The Long-Term Incentive Program is currently administered by the voting members of our general partner and approved by the Board. Except as set forth in the employment agreements of the executive officers of our general partner, we have no set formula for granting awards to our employees, officers, consultants and directors of our general partner and our other affiliates, including Mid-Con Energy Operating and ME3 Oilfield Service. In determining whether to grant awards and the amount of any awards, the voting members of the general partner take into consideration the performance of the Partnership along with discretionary factors such as the individual’s current and expected future performance, level of responsibility, retention considerations and the total compensation package.

Equity Compensation Plan Information as of February 28, 2020:

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	273,369	(1)
Equity compensation plans not approved by security holders	—
Total	273,369
(1)	Represents common units.

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

The consequences of the termination of a grantee’s employment, consulting arrangement or membership on the Board will be determined by the plan administrator in the terms of the relevant award agreement or employment agreement.

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

Summary Compensation Table

The following table sets forth certain information with respect to compensation of our named executive officers for services rendered in all capacities to us and our subsidiaries for the years ended December 31, 2019 and 2018. All of these employees are paid by Mid-Con Energy Operating. We reimburse Mid-Con Energy Operating for a portion of their compensation according to the services agreement entered between us and Mid-Con Energy Operating.

Name and Principal Position	Year	Salary	Bonus	Unit Awards	All Other Compensation		Total
Jeffrey R. Olmstead	2019	$270,417	$95,000	$62,400	$4,956	(1)	$432,773
President, CEO and Director(2)	2018	$257,633	$29,000	$105,000	$4,869	(1)	$396,502

Charles R. Olmstead	2019	$198,000	$80,500	$62,400	$4,620	(1)	$345,520
Executive Chairman of the Board(2)	2018	$198,000	$25,000	$105,000	$4,537	(1)	$332,537

Charles L. McLawhorn III	2019	$158,808	$58,446	$46,800	$4,956	(1)	$269,010
VP, General Counsel and Secretary	2018	$150,942	$17,400	$78,750	$4,701	(1)	$251,793

(1) Includes Registrant’s contributions to a defined contribution plan.

(2) Mr. Jeffrey R. Olmstead began a three-month sabbatical on February 1, 2020. Mr. Charles R. Olmstead was appointed Chief Executive Officer and Mr. Chad B. Roller, PhD, was appointed President commencing on February 1, 2020.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2019:

Name	Number of Units That Have Not Yet Vested		Market Value of Units That Have Not Yet Vested (1)
Jeffrey R. Olmstead	60,000	(2)	$16,800

Charles R. Olmstead	60,000	(2)	$16,800

Charles L. McLawhorn III	45,000	(2)	$12,600
(1)	Based on the closing price of our common units at December 31, 2019.

(2) These equity-settled phantom units vest equally on January 31, 2020, March 1, 2020 and January 31, 2021.

Potential Post-Employment Payments and Payments upon a Change in Control

Employment Agreements

Our general partner has entered into employment agreements with Charles R. Olmstead and Jeffrey R. Olmstead. The following table summarizes the material terms of the employee agreements that provide for payments to named executives in connection with the resignation, retirement or other termination of a named executive officer or a change in control:

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

The employment agreements provide for a term that commences on August 1 of each year with automatic one-year renewal terms unless either we or the employee gives written notice of termination at least by February 1 preceding any such August 1. Pursuant to the employment agreements, each employee will serve in his respective position with our general partner, as set forth above, and has duties, responsibilities and authority as the Board may specify from time to time, in roles consistent with such positions that are assigned to him. For the definitions of cause and good reason, and other terms of the agreement, please refer to the terms of the Employee Agreements dated August 1, 2011, filed with the SEC on December 23, 2011.

Change in Control Severance Plan

On July 24, 2019, the Board adopted the Mid-Con Energy Partners, LP Change in Control Severance Plan (the “CIC Severance Plan”), effective as of August 1, 2019. The CIC Severance Plan provides severance benefits to certain key management and employees of our general partner and its affiliates, including us, who are selected by the Plan Administrator (as defined in the CIC Severance Plan) and have entered into a Participation and Restrictive Covenant Agreement (which contains certain restrictive covenants being agreed to as a condition of participation), and whose employment is terminated (i) by our general partner without Cause (as defined in the CIC Severance Plan) or by the participant due to Good Reason (as defined in the CIC Severance Plan), in each case, within 24 months following the consummation of a Change in Control (as defined in the CIC Severance Plan) or (ii) by our general partner without Cause in anticipation of a Change in Control transaction that the Board is considering and that is ultimately consummated within six months of the participant’s termination of employment (a “Qualifying Termination”). Each of our named executive officers was designated as a participant under the CIC Severance Plan.

If a participating executive officer’s employment terminates in a Qualifying Termination, he or she will receive the following severance benefits:

(i)

an amount equal to 36 multiplied by the sum of (x) such participant’s monthly base salary in effect immediately prior to a Qualifying Termination (or prior to any reduction for purposes of Good Reason) and (y) 1/12 of such participant’s target annual cash bonus for the calendar year in which the Qualifying Termination occurs;

(ii)	any accrued, but unpaid as of the date of the Qualifying Termination, annual cash bonus for any completed fiscal year preceding a Qualifying Termination;
(iii)	accrued benefits under any Retirement Plan or Welfare Plan (each as defined in the CIC Severance Plan); and
(iv)

if the participant timely elects COBRA continuation coverage, reimbursement equal to the difference between the cost of such COBRA continuation coverage and the amount active employees pay for health coverage through the earlier of the end of the “Severance Period” and the participant becoming eligible for health insurance coverage under another employer’s plan. The Severance Period is 36 months for the executive officers.

In the event a participant holds any equity awards granted under our Long-Term Incentive Program, the treatment of such equity awards in the event of a Qualifying Termination shall continue to be governed by the terms of the Long-Term Incentive Program and the applicable award agreements.

If any payments and benefits to be paid or provided to a participating executive officer, whether pursuant to the terms of the CIC Severance Plan or otherwise, would be subject to “golden parachute” excise taxes under the Internal Revenue Code, the payments and benefits will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the eligible employee.

For the terms of the CIC Severance Plan, including but not limited to definitions of Good Reason, Cause and Change in Control, please refer to the CIC Severance Plan included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 26, 2019.

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

In 2019, directors who were not officers or employees received an annual retainer of $30,000, with the chairman of the audit committee and chairman of the conflict committee receiving an additional annual fee of $5,000. In addition, each non-employee director receives $1,000 per meeting attended in person or by phone and is reimbursed for his out of pocket expenses in connection with attending meetings. We indemnify each director for his actions associated with being a director to the fullest extent permitted under Delaware law.

The following table discloses the cash, unit awards and other compensation earned, paid or awarded to each of our non-management directors during the year ended December 31, 2019:

Name (1)	Fee Earned or Paid in Cash	Unit Awards (2)	Total
C. Fred Ball Jr.	$71,000	$10,400	$81,400
John W. Brown	$66,000	$10,400	$76,400
Wilkie S. Colyer Jr.	$34,000	$10,400	$44,400
Peter A. Leidel	$34,000	$10,400	$44,400
Cameron O. Smith	$71,000	$10,400	$81,400

(1) Messrs. Olmstead and Olmstead are not included in this table as they are employees of Mid-Con Energy Operating and receive no compensation for their services as directors.

(2) Reflects the fair value of 10,000 units granted to each board member in January 2019. There were no awards outstanding at fiscal year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 3, 2020, the following table sets forth the beneficial ownership of our voting securities that are owned by:

•	beneficial owners of more than 5% of our common units;
•	each of the directors and Named Executive Officers of our general partner; and
•	all directors, director nominees and executive officers of our general partner as a group.

Name of Beneficial Owner	Common Units Beneficially Owned (1)	Percentage of Common Units Beneficially Owned	Class A Preferred Units Beneficially Owned (2)	Percentage of Class A Preferred Units Beneficially Owned	Class B Preferred Units Beneficially Owned (2)	Percentage of Class B Preferred Units Beneficially Owned
Mid-Con Energy III, LLC(3)	3,714,659	11.9%	930,223	8.0%	522,875	5.3%
John C. Goff(4)	678,000	2.2%	4,790,697	41.2%	9,281,046	94.7%
Robert W. Stallings(5)	—	—%	1,860,465	16.0%	—	—%
James R. Reis(5)(6)	—	—%	1,627,907	14.0%	—	—%
Robert J. Raymond(7)	2,985,652	9.6%	232,558	2.0%	—	—%
Charles R. Olmstead(8)(9)	874,178	2.8%	—	—%	—	—%
Jeffrey R. Olmstead(8)(10)	592,429	1.9%	—	—%	—	—%
Charles L. McLawhorn III(8)	83,541	*	—	—%	—	—%
C. Fred Ball Jr.(8)(11)	111,310	*	—	—%	—	—%
Peter A. Leidel(8)(12)	462,948	1.5%	—	—%	—	—%
Cameron O. Smith(8)	67,340	*	—	—%	—	—%
Wilkie S. Colyer Jr.(8)(13)	24,000	*	116,279	1.0%	196,078	2.0%
John W. Brown(8)	40,000	*	—	—%	—	—%
All named executive officers, directors and director nominees as a group (11 people)(14)	2,578,227	8.3%	116,279	1.0%	196,078	2.0%

* Represents less than 1.0% of the outstanding class of voting securities.

(1) Beneficial ownership for the purposes of this table is defined by Rule 13d-3 under the Exchange Act. Under this rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty days. As of March 3, 2020, 31,156,957 common units were outstanding.

(2) In August 2016, we issued 11,627,906 Class A Preferred Units. In January 2018, we issued 9,803,921 Class B Preferred Units. Holders of our Preferred Units may elect to convert into common units representing limited partner interests in our partnership on a one-for-one basis at any time prior to August 11, 2021, in whole or in part, subject to certain conversion thresholds.

(3) C/o Mid-Con Energy GP, LLC, 2431 E. 61st Street, Suite 850, Tulsa, Oklahoma 74136. If Mid-Con Energy III, LLC converted all of its Preferred Units into common units, Mid-Con Energy III, LLC would be deemed to beneficially own, directly or indirectly, 5,167,757 common units or 15.8% of the common units outstanding.

(4) This disclosure is based on an amendment to the Schedule 13D filed with the SEC on January 3, 2019, on behalf of each of the following: (i) John C. Goff; (ii) Goff REN Holdings, LLC (“Goff REN”); (iii) Goff MCEP Holdings, LLC (“Goff MCEP Holdings”); (iv) The Goff Family Foundation (“Goff Foundation”); (v) Goff Capital, Inc. (“Goff Capital”); (vi) GFS REN GP, LLC (“GFS REN”); (vii) GFS Management, LLC (“GFS Management”); (viii) GFS; (ix) GFS Energy GP, LLC (“GFS Energy”); (x) GFT Strategies, LLC (“GFT”); (xi) John C. Goff 2010 Family Trust (“Goff Family Trust”); (xii) Goff Ren Holdings, LLC (“Goff Ren II”); (xiii) Goff MCEP II, LP (“Goff MCEP II”); (xiv) Goff Focused Energy Strategies, LP (“Goff Energy”); (xv) Goff Family Investments, LP (“Family Investments”); and (xvi) GFS MCEP GP, LLC (“GFS MCEP”). As of the date of such filing, John C. Goff may be deemed the beneficial owner of (1) 1,860,465 Class A Preferred Units and 784,314 Class B Preferred Units owned by Goff REN, (2) 2,697,674 Class A Preferred Units owned by Goff MCEP Holdings, (3) 232,558 Class A Preferred Units owned by Goff Foundation, (4) 784,314 Class B Preferred Units owned by Goff Ren II, (5) 5,098,039 Class B Preferred Units owned by Goff MCEP II, (6) 2,614,379 Class B Preferred Units owned by Goff Energy and (7) 160,000 common units owned by Family Investments. As the manager of Goff MCEP Holdings and the general partner of Family Investments, Goff Capital may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Class A Preferred Units owned by Goff MCEP Holdings and the common units owned by Family Investments. As the manager of Goff Ren and Goff Ren II, GFS Ren may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Class A and Class B Preferred Units owned by Goff Ren and the Class B Preferred Units owned by Goff Ren II. As the general partner of Goff MCEP II, GFS MCEP may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Class B Preferred Units owned by Goff MCEP II. As the general partner of Goff Energy, GFS Energy may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Class B Preferred Units owned by Goff Energy. As the managing manager of GFS Ren, GFS MCEP and GFS Energy, GFS Management may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the (1) Class A and Class B Preferred Units owned by Goff Ren, (2) Class B Preferred Units owned by Goff Ren II, (3) Class B Preferred Units owned by Goff MCEP II and (4) Class B Preferred Units owned by Goff Energy. As the managing manager of GFS Management, GFS may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the (1) Class A and Class B Preferred Units owned by Goff Ren, (2) Class B Preferred Units owned by Goff Ren II, (3) Class B Preferred Units owned by Goff MCEP II and (4) Class B Preferred Units owned by Goff Energy. As the controlling equity holder of GFS, GFT may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the (1) Class A and Class B Preferred Units owned by Goff Ren, (2) Class B Preferred Units owned by Goff Ren II, (3) Class B Preferred Units owned by Goff MCEP II and (4) Class B Preferred Units owned by Goff Energy. As the managing member of GFT and controlling shareholder of Goff Capital, Goff Family Trust may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the (1) Class A Preferred Units owned by Goff MCEP Holdings, (2) Class A and Class B Preferred Units owned by Goff Ren, (3) Class B Preferred Units owned by Goff Ren II, (4) Class B Preferred Units owned by Goff MCEP II, (5) Class B Preferred Units owned by Goff Energy, (6) common units owned by Family Investments and (7) common units owned by Goff Family Trust. As trustee of Goff Family Trust, controlling shareholder of Goff Capital, sole board member of Goff Foundation, and Chief Executive Officer and managing member of GFS, John C. Goff may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the (1) Class A Preferred Units owned by Goff MCEP Holdings, (2) Class A and Class B Preferred Units owned by Goff Ren, (3) Class B Preferred Units owned by Goff Ren II, (4) Class B Preferred Units owned by Goff MCEP II, (5) Class B Preferred Units owned by Goff Energy, (6) Class A Preferred Units owned by Goff Foundation, (7) common units owned by Family Investments and (8) common units owned by Goff Family Trust. If Mr. Goff converted all of his Preferred Units into common units, Mr. Goff would be deemed to beneficially own, directly or indirectly, 14,749,743 common units or 32.6% of the common units outstanding. Mr. Goff and his applicable affiliates disclaim beneficial ownership of all of the common units and Preferred Units, including the common units into which the Preferred Units are convertible, except to the extent of its pecuniary interest. Mr. Goff has a principal business address of 500 Commerce Street, Suite 700, Fort Worth, Texas 76102.

(5) This disclosure is based on the Schedule 13D filed with the SEC on December 14, 2016, on behalf of each of the following: (i) GAINSCO, Inc. (“GAINSCO”); (ii) SCG Ventures LP (“SCG Ventures”); (iii) FWC Holdings, LLC (“FWC Holdings”); (iv) Stallings Management, LLC (“Stallings Management”); (v) Robert W. Stallings; and (vi) James R. Reis. As of the date of such filing, Mr. Stallings may be deemed the beneficial owner of (1) 1,395,349 Class A Preferred Units owned by GAINSCO (which are also reported as Class A Preferred Units beneficially owned by Mr. Reis in the table above), and (2) 465,116 Class A Preferred Units owned by Stallings Management. As President of Stallings Management and Chairman of the Board of GAINSCO, Robert W. Stallings may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Class A Preferred Units of SCG Ventures and the common units into which such Class A Preferred Units are convertible and the shared power to vote or direct the vote and the shared power to dispose or direct the disposition of such securities of GAINSCO. If Mr. Stallings converted all of his Preferred Units into common units, Mr. Stallings would be deemed to beneficially own, directly or indirectly, 1,860,465 common units or 5.6% of the common units outstanding. Mr. Stallings disclaims beneficial ownership of all of the Class A Preferred Units and the common units into which the Class A Preferred Units are convertible, except to the extent of his pecuniary interest therein. As the general partner of SCG Ventures, Stallings Management may be deemed to have the sole power to vote or direct the vote of and the sole power to dispose or direct the disposition of the Class A Preferred Units of SCG Ventures and the common units into which the Class A Preferred Units are convertible. Stallings Management disclaims beneficial ownership of those securities, except to the extent of its pecuniary interest therein. Mr. Stallings has a principal business address of 3333 Lee Parkway, Suite 1200, Dallas, Texas 75219.

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

(7) This disclosure is based on the Schedule 13G filed with the SEC on February 8, 2019. As the sole member of RR Advisors, LLC, RCH Black Fund GP, LP, and RCH Black Fund, LP, Mr. Robert J. Raymond may be deemed to have the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of the Preferred Units of RR Advisors, LLC, (232,558 Class A Preferred Units) and the common units into which such Class A Preferred Units are convertible and the shared power to vote or direct the vote and the shared power to dispose or direct the disposition of such securities of RR Advisors, LLC, RCH Black Fund GP, LP, and RCH Black Fund LP. If Mr. Raymond converted all of his Preferred Units into common units, Mr. Raymond would be deemed to beneficially own, directly or indirectly, 3,218,210 common units or 10.3% of the common units outstanding. Mr. Raymond disclaims beneficial ownership of all of the Class A Preferred Units and the common units into which the Class A Preferred Units are convertible, except to the extent of his pecuniary interest therein. Mr. Raymond has a principal business address of 3953 Maple Avenue, Suite 180, Dallas, Texas 75219.

(8) Has a principal business address of 2431 E. 61st Street, Suite 850, Tulsa, Oklahoma 74136.

(9) Includes 500,000 common units held by the Mardeen A. Olmstead Revocable Living Trust for which Mr. Olmstead serves as co-trustee. Mr. Olmstead disclaims beneficial ownership of these units except to the extent of his pecuniary interest therein.

(10) Includes 112,697 common units held by the Charles R. Olmstead 2011 Trust that has immediate family members who are beneficiaries of the trust for which Mr. Olmstead serves as trustee. Mr. Olmstead disclaims beneficial ownership of these units except to the extent of his pecuniary interest therein.

(11) Includes 4,000 common units held by the Charles F. Ball, Jr. IRA for which Mr. Ball is the beneficiary and 2,000 common units held by the Charlotte I. Ball IRA for which Mr. Ball’s spouse is the beneficiary. Mr. Ball disclaims beneficial ownership to the units held by the Charlotte I. Ball IRA except to the extent of his pecuniary interest therein.

(12) Includes (i) 216,410 common units held by The Peter A. Leidel, 2015 GRAT for which Mr. Leidel is the sole trustee and beneficiary; (ii) 37,207 common units held by Yorktown Energy Partners, VII, L.P. for which Mr. Leidel is a member and manager of Yorktown VII Associates LLC, the general partner of Yorktown Company LP, the general partner of Yorktown Energy Partners VII, L.P.; and (iii) 140,436 common units held by Yorktown Energy Partners VI, L.P. for which Mr. Leidel is a member and manager of Yorktown VI Associates LLC, the general partner of Yorktown VI Company LP, the general partner of Yorktown Energy Partners VI, L.P.  Mr. Leidel disclaims beneficial ownership of the 37,207 common units and 140,436 common units except to the extent of his pecuniary interest therein.

(13) Includes (i) 23,256 Class A convertible preferred units held by Goff MCEP Holdings but are held for the benefit of Mr. Colyer pursuant to an understanding between Mr. Colyer and Goff MCEP Holdings; Mr. Colyer is a principal of Goff Capital, which is the manager of Goff MCEP Holdings; Mr. Colyer and Goff Capital disclaim beneficial ownership of these units except to the extent of their respective pecuniary interest therein; (ii) 93,023 Class A convertible preferred units held by Goff MCEP Holdings but are held for the benefit of Colyer Interests, LLC (“Colyer Interests”), of which Mr. Colyer is the Managing Member, pursuant to an understanding between Colyer Interests and Goff MCEP Holdings; Mr. Colyer is a principal of Goff Capital, which is the manager of Goff MCEP Holdings; Mr. Colyer, Goff Capital and Colyer Interests each disclaim beneficial ownership of these units except to the extent of their pecuniary interest therein; (iii) 65,359 Class B convertible preferred units held by Goff MCEP II but are held for the benefit of Mr. Colyer pursuant to an understanding between Mr. Colyer and Goff MCEP II; Mr. Colyer is the Senior Vice President/Investments of GFS MCEP, which is the general partner of Goff MCEP II; Mr. Colyer and GFS MCEP each disclaim beneficial ownership of these units except to the extent of their respective pecuniary interest therein; and (iv) 130,719 Class B convertible preferred units held by Goff MCEP II but are held for the benefit of Colyer Interests, of which Mr. Colyer is the Managing Member, pursuant to an understanding between Mr. Colyer and Goff MCEP II; Mr. Colyer is the Senior Vice President/Investments of GFS MCEP, which is the general partner of Goff MCEP II; Mr. Colyer, Colyer Interests and GFS MCEP each disclaim beneficial ownership of these units except to the extent of their respective pecuniary interest therein. If Mr. Colyer converted all of his Preferred Unit into common units, Mr. Colyer would be deemed to beneficially own, directly or indirectly, 336,357 common units or 1.1% of the common units outstanding.

(14) If Mr. Colyer converted all of his Preferred Unit into common units, the named executive officers and directors would be deemed to beneficially own, directly or indirectly, 2,890,584 common units or 9.2% of the common units outstanding.

As of March 3, 2020, our general partner owned a 1.1% limited partnership interest in us. The following table sets forth the beneficial ownership of equity interests in our general partner:

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

Securities Authorized for Issuance under Equity Compensation Plan

See the table in Item 11. “Executive Compensation - Long-Term Incentive Program.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of March 3, 2020, our general partner has an approximate 1.1% interest in us. Any distributions made to our general partner are described in Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities.”

Agreements and Transactions with Related Parties

The following agreements were negotiated among affiliated parties and, consequently, are not the result of arm’s length negotiations. The following is a description of those agreements that have been entered into with the affiliates of our general partner and with our general partner.

Services Agreement

We are party to a services agreement with our affiliate, Mid-Con Energy Operating, pursuant to which Mid-Con Energy Operating provides certain services to us, including management, administrative and operational services. The operational services include marketing, geological and engineering services. Under the services agreement, we reimburse Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurs in its performance under the services agreement. These expenses include, among other things, salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. These expenses are included in general and administrative expenses in our consolidated statements of operations. For the year ended December 31, 2019, we paid Mid-Con Energy Operating $3.6 million for expenses pursuant to the services agreement.

Operating Agreements

We, various third parties with an ownership interest in the same property and our affiliate, Mid-Con Energy Operating, are parties to standard oil and natural gas joint operating agreements, pursuant to which we and those third parties pay Mid-Con Energy Operating overhead associated with operating our properties. We and those third parties also pay Mid-Con Energy Operating for its direct and indirect expenses that are chargeable to the wells under their respective operating agreements. The majority of these expenses are included in LOE in our consolidated statements of operations. For the year ended December 31, 2019, we paid Mid-Con Energy Operating $11.2 million for expenses incurred pursuant to the operating agreements.

Oilfield Services

As discussed above, we are party to operating agreements, pursuant to which our affiliate, Mid-Con Energy Operating, bills us for direct and indirect expenses that are chargeable to the wells, including oilfield services performed by our affiliates, ME3 Oilfield Service and ME2 Well Services. These amounts are included either in LOE in our consolidated statements of operations or are capitalized as part of oil and natural gas properties in our consolidated balance sheets. For the year ended December 31, 2019, we paid Mid-Con Energy Operating $6.2 million for oilfield services performed by ME3 Oilfield Service and ME2 Well Services.

Other Agreements

We are party to monitoring fee agreements with Bonanza and GFS pursuant to which we pay Bonanza and GFS a quarterly monitoring fee in connection with monitoring the purchasers’ investments in the Preferred Units. For the year ended December 31, 2019, total monitoring fee expenses were $0.3 million. These expenses were included in G&A in our consolidated statements of operations.

Review, Approval or Ratification of Transactions with Related Persons

We have adopted a Code of Business Conduct that sets forth our policies for the review, approval and ratification of transactions with related persons. Pursuant to our Code of Business Conduct, a director is expected to bring to the attention of the Chief Executive Officer or the Board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict will be addressed in accordance with our general partner’s organizational documents and the provisions of our Partnership Agreement. The resolution may be determined by disinterested directors, the Board, or the conflicts committee of the Board. Our Code of Business Conduct is on our website www.midconenergypartners.com under our corporate governance section.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The audit committee of Mid-Con Energy GP, LLC, selected Grant Thornton, LLP, an independent registered public accounting firm, to audit our consolidated financial statements for the years ended December 31, 2019 and 2018. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this Form 10–K for the year ended December 31, 2019, were approved by the audit committee.

Fees paid to Grant Thornton, LLP are as follows:

	2019	2018
Audit fees	$393,750	$398,500
Audit-related fees	35,000	—
Tax fees	95,058	113,705
Total	$523,808	$512,205

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

4.1+	Description of Common Units of Mid-Con Energy Partners, LP.

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

10.16

Amendment No. 14 to Credit Agreement, dated as of December 6, 2019, among Mid-Con Energy Properties, LLC, as Borrower, the Partnership, as Guarantor, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 11, 2019).

10.17

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

10.18*

Mid-Con Energy Partners, LP Long-Term Incentive Program (incorporated by reference to Exhibit 4.5 to Mid-Con Energy Partners, LP’s Registration Statement on Form S-8 filed with the SEC on January 25, 2012 (File No 333-179161)).

10.19*

Amendment No. 1 to Mid-Con Energy Partners, LP Long-Term Incentive Program (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on November 20, 2015).

10.20*	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.21*

Form of Phantom Unit Award Agreement (for employees of our Affiliate)(incorporated by reference to Exhibit 10.14 to Mid-Con Energy LP’s current report on Form 10-K/A filed with the SEC on June 24, 2014).

10.22*	Form of Equity Settled Phantom Unit Agreement (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s quarterly report on Form 10-Q filed with the SEC on October 30, 2019).

10.23

Class A Convertible Preferred Unit Purchase Agreement, dated as of July 31, 2016, by and among Mid-Con Energy Partners, LP and the Purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K file with the SEC on August 3, 2016).

10.24

Class B Convertible Preferred Unit Purchase Agreement, dated January 23, 2018, by and among Mid-Con Energy Partners, LP and the Purchasers named on Schedule A thereto (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K file with the SEC on January 29, 2018).

10.25*

Employment Agreement, dated as of August 1, 2011, by and among Mid-Con Energy Partners, LP, Mid-Con Energy GP, LLC, and Charles R. Olmstead (incorporated by reference to Exhibit 10.6 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on December 23, 2011).

10.26*

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

10.28

Purchase and Sale Agreement, dated as of February 15, 2019, among Mid-Con Energy Properties, LLC, as seller, and Scout Energy Group IV, LP, as purchaser thereto (incorporated by reference to Exhibit 10.2 to Mid-Con Energy Partners, LP’s quarterly report on Form 8-K filed with the SEC on February 19, 2019).

10.29*

Mid-Con Energy Partners, LP Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on July 26, 2019).

10.30*

Form of Participation and Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.3 to Mid-Con Energy Partners, LP’s quarterly report on Form 10-Q filed with the SEC on October 30, 2019).

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

Mid-Con Energy Partners, LP (Registrant)

		By:	Mid-Con Energy GP, LLC, its general partner
Date:	March 12, 2020	By:	/s/ Philip R. Houchin
Philip R. Houchin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2020.

Signature	Title	Date

/s/ Charles R. Olmstead	Executive Chairman of the Board and Chief Executive Officer	March 12, 2020
Charles R. Olmstead	(Principal Executive Officer)

/s/ Philip R. Houchin	Chief Financial Officer	March 12, 2020
Philip R. Houchin	(Principal Financial Officer)

/s/ Sherry L. Morgan	Chief Accounting Officer	March 12, 2020
Sherry L. Morgan

/s/ C. Fred Ball Jr.	Director	March 12, 2020
C. Fred Ball Jr.

/s/ John W. Brown	Director	March 12, 2020
John W. Brown

/s/ Wilkie S. Colyer Jr.	Director	March 12, 2020
Wilkie S. Colyer Jr.

/s/ Peter A. Leidel	Director	March 12, 2020
Peter A. Leidel

/s/ Cameron O. Smith	Director	March 12, 2020
Cameron O. Smith