Form 10-Q
period 2020-03-31
Mid-Con Energy Partners, LP
filed 2020-06-15
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 8, 2020, the registrant had 14,311,522 common units outstanding.

EXPLANATORY NOTE

Extended Filing Deadline

On March 25, 2020, the SEC issued an order (SEC Release No. 34-88465) granting conditional relief to public companies that are unable to timely comply with their SEC filing obligations as a result of the coronavirus (“COVID-19”) pandemic (the “Order”). We relied on the Order to delay the filing of this Form 10-Q for the quarter ended March 31, 2020, (the “Quarterly Report”) due to circumstances related to COVID-19. Our operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic, which has resulted in reduced availability of our accounting, financial, legal and other key personnel required to assist in the preparation of the Quarterly Report due to recommended and mandated social quarantining and work from home orders. We have also had to modify our business practices, including employee work locations, travel restrictions and cancellation of physical participation in meetings. These restrictions slowed the preparation and review of our Quarterly Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	our ability to continue as a going concern;
•	volatility of commodity prices;
•	supply and demand of oil and natural gas;
•	revisions to oil and natural gas reserves estimates as a result of changes in commodity prices;
•	effectiveness of risk management activities;
•	business strategies;
•	future financial and operating results;
•	our ability to pay distributions;
•	our ability to replace the reserves we produce through acquisitions and the development of our properties;
•	future capital requirements and availability of financing;
•	technology and cybersecurity;
•	realized oil and natural gas prices;
•	production volumes;
•	lease operating expenses;
•	general and administrative expenses;
•	cash flow and liquidity;
•	availability of production equipment;
•	availability of oil field labor;
•	capital expenditures;
•	availability and terms of capital;
•	marketing of oil and natural gas;
•	general economic conditions;
•	world-wide epidemics, including COVID-19, and the related effects of sheltering in place;
•	competition in the oil and natural gas industry;
•	environmental liabilities;
•	counterparty credit risk;
•	governmental regulation and taxation;
•	compliance with NASDAQ listing requirements;
•	developments in oil and natural gas producing countries, including increases and decreases in supply from Russia and OPEC; and
•	plans, objectives, expectations and intentions.

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

The forward-looking statements contained in this Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance and we cannot assure any reader that such statements will be realized or that the forward-looking events will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”) and Part II - Item 1A in this Form 10-Q. All forward-looking statements speak only as of the date made, and other than as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of units)

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$213	$255
Accounts receivable	4,780	6,853
Derivative financial instruments	15,731	—
Prepaid expenses	202	87
Assets held for sale	—	365
Total current assets	20,926	7,560
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	264,490	261,375
Unproved properties	4,266	3,125
Other property and equipment	1,220	1,262
Accumulated depletion, depreciation, amortization and impairment	(93,472)	(72,303)
Total property and equipment, net	176,504	193,459
Derivative financial instruments	6,225	730
Other assets	870	1,020
Total assets	$204,525	$202,769

LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$630	$320
Related parties	1,914	6,902
Derivative financial instruments	—	1,944
Accrued liabilities	187	795
Other current liabilities	438	430
Current debt	74,000	—
Total current liabilities	77,169	10,391
Long-term debt	—	68,000
Other long-term liabilities	344	457
Asset retirement obligations	31,296	30,265
Commitments and contingencies
Class A convertible preferred units - 11,627,906 issued and outstanding, respectively	23,287	22,964
Class B convertible preferred units - 9,803,921 issued and outstanding, respectively	14,877	14,829
Equity, per accompanying statements
General partner	(762)	(793)
Limited partners - 1,557,851 and 1,541,215 units issued and outstanding, respectively	58,314	56,656
Total equity	57,552	55,863
Total liabilities, convertible preferred units and equity	$204,525	$202,769

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Oil sales	$12,982	$14,594
Natural gas sales	283	250
Other operating revenues	238	372
Gain (loss) on derivatives, net	24,952	(12,198)
Total revenues	38,455	3,018
Operating costs and expenses
Lease operating expenses	8,138	6,830
Production and ad valorem taxes	1,070	1,282
Other operating expenses	584	473
Impairment of proved oil and natural gas properties	18,332	—
Depreciation, depletion and amortization	2,836	3,098
Accretion of discount on asset retirement obligations	399	328
General and administrative	3,052	2,662
Total operating costs and expenses	34,411	14,673
Gain on sales of oil and natural gas properties, net	—	9,469
Income (loss) from operations	4,044	(2,186)
Other (expense) income
Interest income	1	8
Interest expense	(1,274)	(1,615)
Other income	12	5
Total other expense	(1,261)	(1,602)
Net income (loss)	2,783	(3,788)
Less: Distributions to preferred unitholders	1,172	1,149
Less: General partner's interest in net income (loss)	31	(45)
Limited partners' interest in net income (loss)	$1,580	$(4,892)
Limited partners' interest in net income (loss) per unit
Basic	$1.02	$(3.19)
Diluted	$0.07	$(3.19)

Weighted average limited partner units outstanding
Limited partner units (basic)	1,550	1,532
Limited partner units (diluted)	23,020	1,532

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$2,783	$(3,788)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation, depletion and amortization	2,836	3,098
Debt issuance costs amortization	150	178
Accretion of discount on asset retirement obligations	399	328
Impairment of proved oil and natural gas properties	18,332	—
Mark to market on derivatives
(Gain) loss on derivatives, net	(24,952)	12,198
Cash settlements received for matured derivatives, net	1,783	143
Gain on sales of oil and natural gas properties	—	(9,469)
Non-cash equity-based compensation	78	334
Changes in operating assets and liabilities
Accounts receivable	2,072	(1,217)
Prepaid expenses and other assets	(115)	(369)
Accounts payable - trade and accrued liabilities	(304)	432
Accounts payable - related parties	(3,818)	(2,999)
Net cash used in operating activities	(756)	(1,131)
Cash flows from investing activities
Acquisitions of oil and natural gas properties	(111)	(2,796)
Additions to oil and natural gas properties	(4,682)	(3,057)
Additions to other property and equipment	(58)	—
Proceeds from sales of oil and natural gas properties	—	32,502
Proceeds from sale of other assets	365	—
Net cash (used in) provided by investing activities	(4,486)	26,649
Cash flows from financing activities
Proceeds from line of credit	6,000	7,000
Payments on line of credit	—	(32,000)
Distributions to Class A convertible preferred units	(500)	(500)
Distributions to Class B convertible preferred units	(300)	(300)
Net cash provided by (used in) financing activities	5,200	(25,800)
Net decrease in cash and cash equivalents	(42)	(282)
Beginning cash and cash equivalents	255	467
Ending cash and cash equivalents	$213	$185

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
Three Months Ended March 31, 2020	Partner	Units	Amount	Equity

Balance, December 31, 2019	$(793)	1,541	$56,656	$55,863
Equity-based compensation	—	17	78	78
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(323)	(323)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(49)	(49)
Net income	31	—	2,752	2,783
Balance, March 31, 2020	$(762)	1,558	$58,314	$57,552

	General	Limited Partners		Total
Three Months Ended March 31, 2019	Partner	Units	Amount	Equity

Balance, December 31, 2018	$(786)	1,522	$61,195	$60,409
Equity-based compensation	—	19	334	334
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(301)	(301)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(48)	(48)
Net loss	(45)	—	(3,743)	(3,788)
Balance, March 31, 2019	$(831)	1,541	$56,637	$55,806

See accompanying notes to condensed consolidated financial statements.

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

Basis of Presentation

Our unaudited condensed consolidated financial statements are prepared pursuant to the rules and regulations of the SEC. These financial statements have not been audited by our independent registered public accounting firm, except that the condensed consolidated balance sheet at December 31, 2019, is derived from the audited financial statements. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted in this Form 10-Q. We believe that the presentations and disclosures made are adequate to make the information not misleading.

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

Liquidity and Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. At March 31, 2020, the Partnership was not in compliance with the leverage ratio covenant of our credit agreement. On June 4, 2020, Amendment 15 to the credit agreement was executed, decreasing the borrowing base of the credit agreement from $95.0 million to $64.0 million, establishing a repayment schedule for the borrowing base deficiency and waiving the March 31, 2020, leverage ratio noncompliance. However, we did not receive a waiver for more than one year from the balance sheet date, resulting in borrowings payable of $74.0 million being classified as current liabilities at March 31, 2020. See Note 14 in this section for additional information on Amendment 15 to the credit agreement. The Partnership’s total current liabilities of $77.2 million exceeded our total current assets of $20.9 million at March 31, 2020. Our ability to continue as a going concern is dependent on the re-negotiation of our revolving credit facility, or other measures such as the sale of assets or raising additional capital. There is no assurance, however, that such discussions will result in a refinancing of the credit facility on acceptable terms, if at all, or provide any specific amount of additional liquidity. These factors raise substantial doubt over the Partnership’s ability to continue as a going concern for at least one year from the date that these financial statements are issued, and therefore, whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the unaudited condensed consolidated financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

Non-cash Investing and Supplemental Cash Flow Information

The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Non-cash investing information
Change in oil and natural gas properties - assets received in exchange	$—	$38,533
Change in oil and natural gas properties - accrued capital expenditures	$(1,530)	$58
Change in oil and natural gas properties - accrued acquisitions	$360	$(954)
Supplemental cash flow information
Cash paid for interest	$1,057	$1,677

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

Strategic Transaction

In March 2019, we simultaneously closed the previously announced definitive agreements to sell substantially all of our oil and natural gas properties located in Texas for $60.0 million and to purchase certain oil and natural gas properties located in Osage, Grady and Caddo Counties in Oklahoma for an aggregate purchase price of $27.5 million, both agreements subject to customary purchase price adjustments. We received net proceeds of $32.5 million at the close of this Strategic Transaction (“Strategic Transaction”) of which $32.0 million was used to reduce borrowings outstanding on our revolving credit facility. The acquired properties were accounted for as an asset acquisition. A gain on the sale of oil and natural gas properties of $9.5 million was reported in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2019
Oil and natural gas sales	$—	$4,650
Expenses(1)	$—	$3,374
(1) Expenses include lease operating expenses ("LOE"), production and ad valorem taxes, accretion and depletion.

Assets Held for Sale

On January 23, 2020, we closed the sale of land in Southern Oklahoma for a net cash settlement of $0.4 million. At December 31, 2019, the carrying value of $0.4 million was presented in “Assets held for sale” in our unaudited condensed consolidated balance sheets.

Note 3. Equity Awards

We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its affiliates, including Mid-Con Energy Operating, LLC (“Mid-Con Energy Operating”) and ME3 Oilfield Service, LLC (“ME3 Oilfield Service”), who perform services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, unrestricted units, restricted units, phantom units, distribution equivalent rights granted with phantom units and other types of awards. The Long-Term Incentive Program is administered by the voting members of our general partner, and approved by the Board of Directors of our general partner (the “Board”). If an employee terminates employment prior to the restriction lapse date, the awarded units are forfeited and canceled and are no longer considered issued and outstanding.

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at March 31, 2020:

Number of Common Units(1)
Approved and authorized awards	3,514,000
Unrestricted units granted	(1,383,204)
Restricted units granted, net of forfeitures	(399,424)
Equity-settled phantom units granted, net of forfeitures	(1,445,003)
Awards available for future grant	286,369

(1) The common units presented above do not reflect the reverse stock split effective April 9, 2020. At March 31, 2020, awards available for future grant on a pro forma adjusted basis were 14,318. See Note 14 in this section for further information regarding the reverse stock split.

We recognized $0.1 million and $0.3 million of total equity-based compensation expense for the three months ended March 31, 2020 and 2019, respectively. These costs are reported as a component of general and administrative expenses (“G&A”) in our unaudited condensed consolidated statements of operations.

Unrestricted Unit Awards

During the three months ended March 31, 2020, we granted 32,666 unrestricted units with an average grant date fair value of $0.26 per unit. During the three months ended March 31, 2019, we granted 50,000 unrestricted units with an average grant date fair value of $1.04 per unit.

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over a period of two or three years. During the three months ended March 31, 2020, we did not grant any equity-settled phantom units. During the three months ended March 31, 2019, we granted 510,000 equity-settled phantom units with a two-year vesting period and 63,000 equity-settled phantom units with a three-year vesting period. As of March 31, 2020, there were $0.2 million of unrecognized compensation costs related to non-vested equity-settled phantom units. These costs are expected to be recognized over a weighted average period of twelve months.

A summary of our equity-settled phantom unit awards for the three months ended March 31, 2020, is presented below:

	Number of Equity-Settled Phantom Units(1)	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2019	570,999	$1.25
Units vested	(300,000)	1.33
Units forfeited	(45,666)	1.16
Outstanding at March 31, 2020	225,333	$1.15

(1) The equity-settled phantom units presented above do not reflect the reverse stock split effective April 9, 2020. At March 31, 2020, the outstanding number of equity-settled phantom units on a pro forma adjusted basis were 11,267. See Note 14 in this section for further information regarding the reverse stock split.

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

At March 31, 2020, our commodity derivative contracts were in a net asset position with a fair value of $22.0 million, whereas at December 31, 2019, our commodity derivative contracts were in a net liability position with a fair value of $1.2 million. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. As of March 31, 2020, all of our counterparties have performed pursuant to the terms of their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation, in our unaudited condensed consolidated balance sheets at March 31, 2020, and December 31, 2019:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
March 31, 2020
Assets
Derivative financial instruments - current asset	$15,767	$(36)	$15,731
Derivative financial instruments - long-term asset	6,398	(173)	6,225
Total	22,165	(209)	21,956

Liabilities
Derivative financial instruments - current liability	(36)	36	—
Derivative financial instruments - long-term liability	(173)	173	—
Total	(209)	209	—
Net asset	$21,956	$—	$21,956

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
December 31, 2019
Assets
Derivative financial instruments - long-term asset	$1,635	$(905)	$730
Total	1,635	(905)	730

Liabilities
Derivative financial instruments - current liability	(1,944)	—	(1,944)
Derivative financial instruments - long-term liability	(905)	905	—
Total	(2,849)	905	(1,944)
Net liability	$(1,214)	$—	$(1,214)

The following table presents the impact of derivative financial instruments and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net settlements on matured derivatives	$1,783	$143
Net change in fair value of derivatives	23,169	(12,341)
Total gain (loss) on derivatives, net	$24,952	$(12,198)

At March 31, 2020, and December 31, 2019, our commodity derivative contracts had maturities at various dates through December 2021 and were comprised of commodity price swap and collar contracts. At March 31, 2020, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2020	$55.87	$—	$—	1,882	NYMEX-WTI
Swaps - 2021	$55.78	$—	$—	672	NYMEX-WTI
Collars - 2021	$—	$52.00	$58.80	672	NYMEX-WTI

At December 31, 2019, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2020	$55.81	$—	$—	1,931	NYMEX-WTI
Swaps - 2021	$55.78	$—	$—	672	NYMEX-WTI
Collars - 2021	$—	$52.00	$58.80	672	NYMEX-WTI

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 for the three months ended March 31, 2020, and for the year ended December 31, 2019.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no material changes in valuation approach or related inputs for the three months ended March 31, 2020, and for the year ended December 31, 2019.

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

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, and December 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
March 31, 2020
Derivative financial instruments - asset	$—	$22,165	$—	$22,165
Derivative financial instruments - liability	$—	$209	$—	$209
December 31, 2019
Derivative financial instruments - asset	$—	$1,635	$—	$1,635
Derivative financial instruments - liability	$—	$2,849	$—	$2,849

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

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment expense is recognized for the difference between the estimated fair value and the carrying value of the assets. Due to the unprecedented decline in oil prices, we recorded impairment expense of $18.3 million for the three months ended March 31, 2020. There was no impairment expense for the three months ended March 31, 2019.

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

As of March 31, 2020, and December 31, 2019, our ARO were reported as asset retirement obligations in our unaudited condensed consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

(in thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Asset retirement obligations - beginning of period	$30,265	$26,001
Liabilities incurred for new wells and interest	632	8,840
Liabilities settled upon plugging and abandoning wells	—	(24)
Liabilities removed upon sale of wells	—	(5,795)
Revision of estimates	—	(353)
Accretion expense	399	1,596
Asset retirement obligations - end of period	$31,296	$30,265

Note 7. Debt

We had outstanding borrowings under our revolving credit facility of $74.0 million and $68.0 million at March 31, 2020, and December 31, 2019, respectively. Our current revolving credit facility matures in May 2021. Borrowings under the facility are secured by liens on not less than 90% of the value of our proved reserves. As of March 31, 2020, we were not in compliance with our leverage ratio covenant, which was waived in Amendment 15 to the credit agreement, executed June 4, 2020. See Note 14 in this section for further information on Amendment 15 to the credit agreement.

The borrowing base of our revolving credit facility is collectively determined by our lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other variables. The borrowing base is subject to scheduled redeterminations in the spring and fall of each year with an additional redetermination, either at our request or at the request of the lenders, during the period between each scheduled borrowing base redetermination. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract. Our spring 2020 redetermination was finalized in June 2020. The next regularly scheduled semi-annual redetermination is expected to be completed in the fall of 2020.

At March 31, 2020, borrowings under the revolving credit facility bore interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.75% to 3.75% per annum according to the borrowing base usage. For the three months ended March 31, 2020, the average effective rate was 5.19%. Any unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Letters of credit are subject to a letter of credit fee that varies from 2.75% to 3.75% according to usage.

We may use borrowings under the revolving credit facility for acquiring and developing oil and natural gas properties, for working capital purposes, for general partnership purposes and for funding distributions to our unitholders. The revolving credit facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, and restrictions on certain transactions and payments, including distributions, and requires us to maintain hedges covering projected production. If we fail to perform our obligations under these and other covenants, the revolving credit commitments may be terminated and any outstanding indebtedness under the credit agreement, together with accrued interest, could be declared immediately due and payable.

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

Note 8. Commitments and Contingencies

Services Agreement

As of March 31, 2020, we were a party to a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provided certain services to us including management, administrative and operational services. We reimbursed Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurred in its performance under the services agreement. See Note 10 in this section for additional information. See Note 14 in this section for further information on the termination of this services agreement.

Employment Agreements

As of March 31, 2020, our general partner had entered into employment agreements with Charles R. Olmstead and Jeffrey R. Olmstead. The employment agreements automatically renewed for one-year terms on August 1st of each year unless either we or the employee gave written notice of termination by the preceding February. Pursuant to the employment agreements, each employee served in his respective position with our general partner, as set forth above, and had duties, responsibilities and authority as the Board specified from time to time, in roles consistent with such positions that were assigned to them. The agreements stipulated that if there was a change of control, termination of employment, with cause or without cause, or death of the executive certain payments would be made to the executive officer. These payments, depending on the reason for termination, ranged from $0.1 million to $0.3 million, including the value of vesting of any outstanding units at March 31, 2020. See Note 14 in this section for further information on the termination of these employment agreements.

Change in Control Severance Plan

On July 24, 2019, the Board adopted a Change in Control Severance Plan that provides severance benefits to certain key management employees of the general partner and its affiliates. The Change in Control Severance Plan provides for the payment of cash compensation and certain other benefits to eligible employees in the event of a change in control and a qualifying termination of employment. The obligations under the Change in Control Severance Plan are generally based on the terminated employee’s cash compensation and position within the Partnership. Depending on the facts and circumstances associated with a potential change in control, the total payments made pursuant to the Change in Control Severance Plan could be material. No liability has been recorded at March 31, 2020, associated with the Change in Control Severance Plan. For a more detailed description of the Change in Control Severance Plan, please refer to our Current Report on Form 8-K filed on July 26, 2019.

Legal

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us under the various environmental protection statutes to which we are subject.

Note 9. Equity

Common Units

At March 31, 2020, and December 31, 2019, the Partnership’s equity consisted of 1,557,851 and 1,541,215 common units, respectively, representing a 98.9% and 98.8% limited partnership interest in us, respectively. These common units were retroactively adjusted for the impact of the reverse stock split that occurred on April 9, 2020. See Footnote 14 in this section for additional information regarding the reverse stock split.

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

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of March 31, 2020, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors.

Preferred Units

As of March 31, 2020, the Partnership had issued Class A and Class B Preferred Units (collectively, the “Preferred Units”). Per accounting guidance, we were required to allocate a portion of the proceeds from Preferred Units to a beneficial conversion feature based on the intrinsic value of the beneficial conversion feature. The intrinsic value was calculated at the commitment date based on the difference between the fair value of the common units at the issuance date (number of common units issuable at conversion multiplied by the per-share value of our common units at the issuance date) and the proceeds attributed to the class of Preferred Units. The beneficial conversion feature was accreted using the effective yield method over the period from the closing date to the effective date of the holder’s conversion right.

The holders of our Preferred Units were entitled to certain rights that were senior to the rights of holders of common units, such as rights to distributions and rights upon liquidation of the Partnership. We paid holders of Preferred Units a cumulative, quarterly cash distribution on Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevented the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%. Such distributions were paid for each such quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreement.

Prior to August 11, 2021, each holder of Preferred Units had the right, subject to certain conditions, to convert all or a portion of their Preferred Units into common units representing limited partner interests in the Partnership on a one-for-one basis, subject to adjustment for splits, subdivisions, combinations and reclassifications of the common units. Upon conversion of the Preferred Units, the Partnership would pay any distributions (to the extent accrued and unpaid as of the then most recent Preferred Units distribution date) on the converted units in cash, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%.

See Note 14 in this section for further information on the conversion of the Preferred Units into common units.

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit. Proceeds from this issuance were used to fund an acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million in connection with the issuance of these Class A Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million) and the beneficial conversion feature ($6.0 million). Accretion of the beneficial conversion feature was $0.3 million for the three months ended March 31, 2020 and 2019. The registration statement registering resales of common units issued or to be issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

At March 31, 2020, the Partnership had accrued $0.5 million for the first quarter 2020 distributions. The following table summarizes cash distributions paid on our Class A Preferred Units during the three months ended March 31, 2020:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2020	October 1, 2019 - December 31, 2019	$0.0430	$500

The following table summarizes cash distributions paid on our Class A Preferred Units during the three months ended March 31, 2019:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2019	October 1, 2018 - December 31, 2018	$0.0430	$500

Class B Preferred Units

On January 31, 2018, we completed a private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Class B Preferred Units were issued at a price of $1.53 per Class B Preferred Unit. Proceeds from this issuance were used to fund the acquisition of certain oil and natural gas properties located in Campbell and Converse Counties, Wyoming, and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $14.9 million in connection with the issuance of these Class B Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class B Preferred Units ($14.2 million) and the beneficial conversion feature ($0.7 million). Accretion of the beneficial conversion feature was $0.05 million for the three months ended March 31, 2020 and 2019. The registration statement registering resales of common units issued or to be issued upon conversion of the Class B Preferred Units was declared effective by the SEC on May 25, 2018.

At March 31, 2020, the Partnership had accrued $0.3 million for the first quarter 2020 distributions. The following table summarizes cash distributions paid on our Class B Preferred Units during the three months ended March 31, 2020:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2020	October 1, 2019 - December 31, 2019	$0.0306	$300

The following table summarizes cash distributions paid on our Class B Preferred Units during the three months ended March 31, 2019:

Date Paid	Period Covered	Distribution per Unit	Total Distributions (in thousands)
February 14, 2019	October 1, 2018 - December 31, 2018	$0.0306	$300

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

Note 10. Related Party Transactions

Agreements with Affiliates

The following agreements were negotiated among affiliated parties and, consequently, are not the result of arm’s length negotiations. The following is a description of those agreements that were entered into with the affiliates of our general partner and with our general partner.

Services Agreement

As of March 31, 2020, we were party to a services agreement with our affiliate, Mid-Con Energy Operating, pursuant to which Mid-Con Energy Operating provided certain services to us, including managerial, administrative and operational services. The operational services included marketing, geological and engineering services. We reimbursed Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurred in its performance under the services agreement. These expenses included, among other things, salary, bonus, incentive compensation and other amounts paid to persons who performed services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. These expenses were included in G&A in our unaudited condensed consolidated statements of operations.

Operating Agreements

As of March 31, 2020, we, along with various third parties with an ownership interest in the same property, were parties to standard oil and natural gas joint operating agreements with our affiliate, Mid-Con Energy Operating. We and those third parties paid Mid-Con Energy Operating overhead associated with operating our properties and for its direct and indirect expenses that were chargeable to the wells under their respective operating agreements. The majority of these expenses were included in LOE in our unaudited condensed consolidated statements of operations. See Note 14 in this section for further information on the agreement by Mid-Con Energy Operating to resign as operator under these joint operating agreements as of July 1, 2020.

Oilfield Services

As of March 31, 2020, we were party to operating agreements, pursuant to which our affiliate, Mid-Con Energy Operating, billed us for oilfield services performed by our affiliates, ME3 Oilfield Service and ME2 Well Services, LLC. These amounts were either included in LOE in our unaudited condensed consolidated statements of operations or were capitalized as part of oil and natural gas properties in our unaudited condensed consolidated balance sheets.

Other Agreements

As of March 31, 2020, we were party to monitoring fee agreements with Bonanza Fund Management, Inc. (“Bonanza”), a Class A Preferred Unitholder, and Goff Focused Strategies, LLC (“GFS”), a Class B Preferred Unitholder, pursuant to which we paid Bonanza and GFS a quarterly monitoring fee in connection with monitoring the purchasers’ investments in the Preferred Units. These expenses were included in G&A in our unaudited condensed consolidated statements of operations.

The following table summarizes the related party transactions for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Services agreement	$1,420	$769
Operating agreements	2,531	2,836
Oilfield services	1,734	1,097
Other agreements	80	80
	$5,765	$4,782

At March 31, 2020, we had a net payable to our affiliate, Mid-Con Energy Operating, of $1.9 million, comprised of a joint interest billing payable of $2.7 million and a payable for operating services and other miscellaneous items of $0.3 million, offset by an oil and natural gas revenue receivable of $1.1 million. At December 31, 2019, we had a net payable to our affiliate, Mid-Con Energy Operating, of $6.9 million, comprised of a joint interest billing payable of $7.8 million and a payable for operating services and other miscellaneous items of $0.8 million, offset by an oil and natural gas revenue receivable of $1.7 million. These amounts were included in accounts payable-related parties in our unaudited condensed consolidated balance sheets.

Note 11. Revenue Recognition

We adopted ASC 606 effective January 1, 2018, using the modified retrospective approach. ASC 606 supersedes previous revenue recognition requirements in ASC 605 and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Under ASC 605, we followed the sales method of accounting for oil and natural gas sales revenues in which revenues were recognized on our share of actual proceeds from oil and natural gas sold to purchasers. Revenue recognition required for our oil and natural gas sales contracts by ASC 606 does not differ from revenue recognition required under ASC 605 to account for such contracts. Therefore, we concluded that there was no change in our revenue recognition under ASC 606 and the cumulative effect of applying the new standard to all outstanding contracts as of January 1, 2018, did not result in an adjustment to retained earnings. We had no significant natural gas imbalances at March 31, 2020 and 2019.

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

A summary of our leases is presented below:

(in thousands)	Classification	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Assets
Operating	Other property and equipment	$735	$835
Total lease assets		$735	$835

Liabilities
Current operating	Other current liabilities	$438	$430
Non-current operating	Other long-term liabilities	344	457
Total lease liabilities		$782	$887

		Three Months Ended March 31,
	Classification	2020	2019
Operating lease expense(1)(2) (in thousands)	G&A expense	$72	$66
Weighted average remaining lease term (months)
Operating leases		21	32
Weighted average discount rate
Operating leases		5.7%	5.7%

(1) Includes short-term leases.

(2) There is not a material difference between cash paid and amortized expense.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)	Operating Leases
Remaining 2020	$365
2021	471
Total lease maturities	836
Less: interest	54
Present value of lease liabilities	$782

Note 13. New Accounting Standards

In June 2016, the FASB issued ASC 326, Financial Instruments- Credit Losses (“ASC 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. For smaller reporting companies, this guidance is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. We plan to adopt this standard on January 1, 2023, and are currently evaluating the impact of the adoption on our consolidated financial statements.

Note 14. Subsequent Events

Transformational Recapitalization

The Partnership announced on June 5, 2020, that we had completed strategic recapitalization transactions (the “Recapitalization Transactions”), resulting in significant changes to our capital structure and governance to strengthen our balance sheet, create alignment across all unitholders, reduce costs and streamline operations, thereby creating immediate and sustainable value for all unitholders. As part of the Recapitalization Transactions, the holders of all of the Partnership’s

Preferred Units, led by Goff Capital, Inc., (“Goff Capital”) converted their Preferred Units to common units at an average conversion price of $3.12/unit. In addition, the equity holders of the general partner contributed the ownership of the general partner to the Partnership in exchange for common units. In connection with these Recapitalization Transactions, the limited partnership agreement of the Partnership has been amended, the directors of the general partner have resigned, and a new Board has been elected by written consent of affiliates of Goff Capital that now hold a majority of the outstanding common units. Following these transactions, the Partnership had 14,311,522 common units outstanding. The Recapitalization Transactions closed on June 4, 2020. For a more detailed description of the Recapitalization Transactions, please refer to our Current Report on Form 8-K filed on June 10, 2020.

Election of New Board Members and Departure of Board Members

On June 5, 2020, the Partnership announced that Mr. Robert Boulware, Mr. Travis Goff and Mr. Fred Reynolds were elected to the Board. On June 10, 2020, the Partnership announced that the Board, acting by unanimous written consent, adopted resolutions on June 8, 2020, that expanded the size of the Board from three to four and appointed Mr. Caperton White to serve as the fourth member of the Board.

Mr. Robert Boulware served as President and CEO of ING Funds Distributor, LLC. Mr. Boulware’s experience also includes executive and management positions with WESAV Financial, Bank of America and Western Savings. Since 2008, he has served on the Brighthouse Funds Trustee Board as Chairman of the Investment Committee and as a member of the Nominating and Governance and Audit Committees. He has also served since 2013 as Board Trustee for the Vertical Capital Fund, where he is the Lead Independent Director and a member of the Audit Committee and Nominating and Governance Committee. Since 2014, Mr. Boulware has served as Board Trustee with the Sharespost 100 Fund, where he is currently Chairman of the Board, as well as Chairman of the Audit Committee and Nominating and Governance Committee. He also has served on the Board of Gainsco Auto Insurance since 2005 as Director, Chairman of the Audit Committee and member of the Compensation Committee. Mr. Boulware received his BSBA from Northern Arizona University at Flagstaff, Arizona.

Mr. Travis Goff is President of Goff Capital, a Fort Worth, Texas-based family office. Goff Capital is the family office of John Goff, which directly invests in public securities as well as private equity in a variety of industries. Mr. Goff manages all existing and potential private and public investments for Goff Capital. Mr. Goff is a graduate of the University of Texas at Austin and began his career at Morgan Stanley in New York, working in both the investment banking and principal investing platforms. He currently serves as a Board Member of several companies in the oil and gas, manufacturing and media and entertainment industries.

Mr. Fred N. Reynolds is the principal owner of Fred S. Reynolds & Associates, a petroleum engineering consulting firm located in Fort Worth, Texas. Mr. Reynolds graduated in 1979 with a Bachelor of Science in Petroleum Engineering from the University of Oklahoma. Following graduation, Mr. Reynolds worked for Chevron U.S.A. and Equity Oil Company as a drilling and completion engineer and Engineering Manager, before joining his father and forming the petroleum engineering consulting firm of Fred S. Reynolds & Associates in 1983.

Mr. Caperton White is President of Holly Oak Minerals Management, which manages over 40,000 gross mineral acres. Mr. White, a licensed Certified Public Accountant, previously worked at KPMG. He has significant transactional and restructuring experience. Mr. White received a Bachelor of Business Administration in Finance and a Master of Science in Accounting from the Cox School of Business at Southern Methodist University.

Departing Board members include Mr. Charles R. “Randy” Olmstead, Mr. Fred Ball Jr., Mr. John (“J.W.”) Brown, Mr. Peter A. Leidel and Mr. Cameron Smith, who resigned in connection with the Recapitalization Transactions. Mr. Wilkie S. Colyer, Jr., the President and CEO of Contango Oil & Gas Company (“Contango”), the parent of the new operator of the Partnership’s properties, also resigned from the Board, as announced on June 5, 2020.

Resignation of Senior Executive Management

The Partnership announced the resignations of Mr. Randy Olmstead, Chief Executive Officer, and Mr. Jeffrey R. Olmstead, former Chief Executive Officer and President (prior to serving on a sabbatical), from their positions as officers of the general partner on June 10, 2020. In connection with the Recapitalization Transactions, the Participation and Restrictive Covenant Agreements with Mr. Randy Olmstead and Mr. Jeffrey R. Olmstead under the Change in Control Severance Plan were terminated, and none of the parties’ rights or obligations thereunder survive termination. Any outstanding phantom units, restricted units or other awards granted to either executive under our Long-Term Incentive Plan were immediately vested and non-forfeitable as of termination.

Amendment 15 to Credit Agreement and Borrowing Base Determination

Amendment 15 to the credit agreement was effective as of June 1, 2020. This amendment to the credit agreement, among other changes:

•

decreased the borrowing base from $95.0 million to $64.0 million and established a monthly repayment schedule beginning June 1, 2020, through November 1, 2020, for the $11.0 million borrowing base deficiency;

•	permitted the Recapitalization Transactions;
•	introduced anti-cash hoarding provisions and restrictive covenants on capital and general and administrative spending;
•	provided for all loans to bear payment-in-kind interest, capitalized on a quarterly basis;
•	excluded certain assumed liabilities from the Current Ratio calculation for the quarters ending June 30, 2020, September 30, 2020, and December 31, 2020; and
•	required the Partnership’s Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX not to exceed:
o	5.75 to 1.00 for the quarter ending June 30, 2020,
o	5.00 to 1.00 for the quarter ending September 30, 2020,
o	4.50 to 1.00 for the quarter ending December 31, 2020, and
o	4.25 to 1.00 for the quarter ending March 31, 2021, and thereafter.

Appointment of Contango Resources, Inc. as Operator for the Partnership

The Partnership has entered into a Management Services Agreement (“MSA”) with Contango Resources, Inc. (“Contango Resources”) effective as of July 1, 2020. Under the MSA, Contango Resources will provide management and administrative services and serve as operator of the Partnership’s assets for a flat fee arrangement of $4.0 million annually, plus a maximum $2.0 million termination fee, which is expected to generate pro forma annual cash savings of approximately $6.5 million compared with 2019. Contango will also receive warrants to acquire common units of the Partnership within ten business days of July 1, 2020, further aligning it with equity holders.

Delay of Filing

On May 12, 2020, we filed a Current Report on Form 8-K giving notice that the Partnership intended to delay the filing of our Quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2020. The Partnership relied on the SEC order (SEC Release 34-88465), to delay the filing of our Quarterly Report.

Reverse Stock Split

On April 9, 2020, the previously approved 1-for-20 reverse unit split on the Partnership’s common units became effective after market close. The unaudited condensed consolidated financial statements were adjusted for the reverse stock split.

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

Executive Summary

Recapitalization Transactions

As described in Note 14 to the unaudited condensed consolidated financial statements, the Partnership closed the Recapitalization Transactions on June 4, 2020, resulting in significant changes to our capital structure and governance to strengthen our balance sheet, create alignment across all unitholders, reduce costs and streamline operations, thereby creating immediate and sustainable value for all unitholders. As part of the Recapitalization Transactions, all of the Partnership’s Class A and B Preferred Units were converted into common units at an average conversion price of $3.12/unit. In addition, ownership of the Partnership’s general partner has been transferred to the Partnership, resulting in strengthened corporate governance, and a new Board of Directors has been elected by written consent of the holders of a majority of the common unitholders.

In conjunction with the Recapitalization Transactions, the Partnership also announced that Contango Resources will be the new operator of the Partnership’s properties, replacing Mid-Con Energy Operating. The move is expected to generate pro forma annual cash savings of approximately $6.5 million compared to 2019.

Financial and Operational Performance

Our financial and operational performance for the three months ended March 31, 2020, included the following:

•	Net income was $2.8 million, compared to net loss of $3.8 million for the three months ended March 31, 2019;
•	Average daily net production was 3,538 Boe/d, compared to 3,467 Boe/d for the three months ended March 31, 2019, a 2% increase over the comparative period;
•

Oil and natural gas sales were $13.3 million, compared to $14.8 million for the three months ended March 31, 2019, which was primarily the result of a 12% decrease in average oil sales price per barrel (excluding the effects of derivatives); and

•	Negative cash flows from operating activities were $0.8 million, compared to $1.1 million for the three months ended March 31, 2019.

Recent Developments

COVID-19

The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility in financial markets. As a result, there has been a significant reduction in demand for and prices of oil and natural gas. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies, is uncertain and depends on various factors, including the demand for oil and natural gas, the availability of critical personnel to operate our properties and the potential governmental restrictions on operations. We have implemented remote working arrangements where possible. Our remote working arrangements have not significantly impacted our internal controls over financial reporting and disclosure controls and procedures.

Crude Oil Price Declines

During the first quarter of 2020, the oil and natural gas industry witnessed a significant decline in oil prices from $63 per Bbl in early January to just above $20 per Bbl in late March. This sudden decline in oil prices was primarily attributable to the decline in global oil demand resulting from COVID-19 and a sudden, unexpected increase in global oil supply resulting from actions initiated by Saudi Arabia to increase its oil production to world markets. As a result of these unexpected events and the resulting declines in oil prices, the Partnership modified our 2020 operational plan. We remain focused on cost reductions, including periodic economic review of each well within our portfolio along with ongoing scrutiny of LOE and G&A. Wells that are not economically viable, at prevailing prices, are shut-in provided there are no contractual, operating or reservoir constraints precluding the suspension of operations. We have shut-in approximately 250 uneconomic wells during March 2020, and an additional 150 uneconomical wells in April 2020. We continue to monitor pricing and expenses to determine when to return these wells to production.

Business Environment

The markets for oil and natural gas have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Our average sales price per Bbl, excluding commodity derivative contracts, was $43.86 and $49.98 for the three months ended March 31, 2020 and 2019, respectively.

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

Results of Operations

The tables presented in this section summarize certain results of operations and period-to-period comparisons for the three months ended March 31, 2020 and 2019. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Net production volumes, average sales prices and unit costs per Boe

	Three Months Ended March 31,			%
	2020	2019	Change	Change
Production volumes, net
Oil (MBbls)	296	292	4	1%
Natural gas (MMcf)	156	121	35	29%
Total (MBoe)	322	312	10	3%
Average daily net production (Boe/d)	3,538	3,467	71	2%

Average sales prices
Oil (per Bbl)
Sales price	$43.86	$49.98	$(6.12)	(12%)
Effect of net settlements on matured derivative instruments	$6.02	$0.49	$5.53	1129%
Realized oil price after derivatives	$49.88	$50.47	$(0.59)	(1%)
Natural gas (per Mcf)	$1.81	$2.07	$(0.26)	(13%)

Average unit costs per Boe
Lease operating expenses	$25.27	$21.89	$3.38	15%
Production and ad valorem taxes	$3.32	$4.11	$(0.79)	(19%)
Depreciation, depletion and amortization	$8.81	$9.93	$(1.12)	(11%)
General and administrative expenses	$9.48	$8.53	$0.95	11%

Oil and natural gas sales

	Three Months Ended March 31,			%
(in thousands)	2020	2019	Change	Change
Oil sales	$12,982	$14,594	$(1,612)	(11%)
Natural gas sales	283	250	33	13%
Total oil and natural gas sales	$13,265	$14,844	$(1,579)	(11%)

Oil and natural gas sales price and volume variances

(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$(6.12)	296	$(1,812)
Natural gas (Mcf)	$(0.26)	156	(40)
Total oil and natural gas sales due to change in price			$(1,852)

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of changes in production volumes
Oil (Bbls)	4	$49.98	$200
Natural gas (Mcf)	35	$2.07	73
Total oil and natural gas sales due to change in production volumes			273
Total change in oil and natural gas sales			$(1,579)

The change in oil and natural gas sales was primarily due to:

•	decreased oil sales prices; and
•	divestitures of our Texas properties; partially offset by
•	incremental production from properties acquired in Oklahoma and Wyoming.

Gain (loss) on derivatives, net

	Three Months Ended March 31,			%
(in thousands)	2020	2019	Change	Change
Cash settlements on matured derivatives, net	$1,783	$143	$1,640	1147%
Non-cash change in fair value of derivatives	23,169	(12,341)	35,510	288%
Total gain (loss) on derivatives, net	$24,952	$(12,198)	$37,150	305%

See Note 4 and Note 5 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Lease operating expenses

	Three Months Ended March 31,			%
(in thousands)	2020	2019	Change	Change
Lease operating expenses	$7,989	$6,569	$1,420	22%
Workover expenses	149	261	(112)	(43%)
Total lease operating expenses	$8,138	$6,830	$1,308	19%

The change in LOE in total and per Boe was primarily due to:

•	incremental costs associated with properties acquired in Oklahoma and Wyoming; offset by
•	divestitures of our Texas properties; and
•	decreased workover expenses.

Production and ad valorem taxes

	Three Months Ended March 31,			%
(in thousands)	2020	2019	Change	Change
Production taxes	$885	$916	$(31)	(3%)
Ad valorem taxes	185	366	(181)	(49%)
Total production and ad valorem taxes	$1,070	$1,282	$(212)	(17%)

The change in production and ad valorem taxes in total and per Boe was primarily due to ad valorem fluctuations related to the sale of our Texas properties.

Depreciation, depletion, amortization and impairment expenses

	Three Months Ended March 31,			%
(in thousands)	2020	2019	Change	Change
Depreciation, depletion and amortization	$2,836	$3,098	$(262)	(8%)
Impairment	18,332	—	18,332	100%
Total DD&A and impairment expense	$21,168	$3,098	$18,070	583%

The change in DD&A was primarily due to the net impact of the Texas divestitures and the properties acquired in Oklahoma and Wyoming.

Impairment of proved oil and natural gas properties for the three months ended March 31, 2020, was primarily due to an unprecedented decline in oil prices per barrel.

General and administrative expenses

	Three Months Ended March 31,			%
(in thousands)	2020	2019	Change	Change
General and administrative expenses	$2,974	$2,328	$646	28%
Non-cash compensation	78	334	(256)	(77%)
Total general and administrative expenses	$3,052	$2,662	$390	15%

The change in G&A in total and per Boe was primarily due to:

•	increased allocated salaries for technical services; partially offset by
•	decreased non-cash compensation expense.

Gain on sales of oil and natural gas properties, net

During the three months ended March 31, 2020, there was no gain on sales of oil and natural gas properties, net. During the three months ended March 31, 2019, there was a gain on sales of oil and natural gas properties, net of $9.5 million, which was primarily due to the divestiture of substantially all of our Texas properties as part of the Strategic Transaction.

Interest expense

	Three Months Ended March 31,			%
(in thousands)	2020	2019	Change	Change
Interest expense	$1,274	$1,615	$(341)	(21%)
Average effective interest rate	5.19%	5.77%	(0.58%)	(10%)

The change in interest expense was primarily due to both lower outstanding borrowings and a decreased average effective interest rate.

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

Our liquidity position at June 8, 2020, consisted of approximately $1.8 million of available cash. We currently have no availability under our revolving credit facility. At March 31, 2020, the Partnership was not in compliance with the leverage ratio covenant of our credit agreement. Amendment 15 to the credit agreement was effective as of June 1, 2020. Amendment 15 to the credit agreement, among other changes, decreased the borrowing base from $95.0 million to $64.0 million and established a monthly repayment schedule beginning June 1, 2020, through November 1, 2020, for the $11.0 million borrowing base deficiency; permitted the Recapitalization Transactions; introduced anti-cash hoarding provisions and restrictive covenants on capital and general and administrative spending; provided for all loans to bear payment-in-kind interest, capitalized on a quarterly basis; excluded certain assumed liabilities from the Current Ratio calculation for the quarters ending June 30, 2020, September 30, 2020, and December 31, 2020; and required the Partnership’s Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX not to exceed:

•	5.75 to 1.00 for the quarter ending June 30, 2020,
•	5.00 to 1.00 for the quarter ending September 30, 2020,
•	4.50 to 1.00 for the quarter ending December 31, 2020, and
•	4.25 to 1.00 for the quarter ending March 31, 2021, and thereafter.

See Note 14 to the unaudited condensed consolidated financial statements for additional information on Amendment 15 to the credit agreement. The Partnership’s total current liabilities of $77.2 million exceeded our total current assets of $20.9 million at March 31, 2020. Our ability to continue as a going concern is dependent on the re-negotiation of our revolving credit facility, or other measures such as the sale of assets or raising additional capital. These factors raise substantial doubt over the Partnership’s ability to continue as a going concern, and therefore, whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

Based on our cash balance and forecasted cash flows from operating activities we expect to be able to meet our debt service requirements and fund our other commitments and obligations. Although we currently expect our sources of cash to be sufficient to meet our near-term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied due to the discretion of our lenders to potentially further decrease our borrowing base. Due to the volatility of commodity prices, we may not be able to obtain funding in the equity or debt capital markets on terms we find acceptable. The cost of obtaining debt capital from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced and, in some cases, ceased to provide any new funding.

Revolving Credit Facility

As of March 31, 2020, we were not in compliance with our leverage calculation ratio. Amendment 15 to the credit agreement was effective as of June 1, 2020. Amendment 15 to the credit agreement, among other changes decreased the borrowing base from $95.0 million to $64.0 million and established a monthly repayment schedule beginning June 1, 2020, through November 1, 2020, for the $11.0 borrowing base deficiency; permitted the Recapitalization Transactions; introduced anti-cash hoarding provisions and restrictive covenants on capital and general and administrative spending; provided for all loans to bear payment-in-kind interest, capitalized on a quarterly basis; excluded certain assumed liabilities from the Current Ratio calculation for the quarters ending June 30, 2020, September 30, 2020, and December 31, 2020; and required the Partnership’s Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX not to exceed:

•	5.75 to 1.0 for the quarter ending June 30, 2020,
•	5.00 to 1.0 for the quarter ending September 30, 2020,
•	4.50 to 1.0 for the quarter ending December 31, 2020,
•	4.25 to 1.0 for the quarter ending March 31, 2021, and thereafter.

At June 8, 2020, the outstanding balances of our revolving credit facility and standby letter of credit were $73.3 million and $1.0 million, respectively. See Note 14 to the unaudited condensed consolidated financial statements for additional information on Amendment 15 to the credit agreement.

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

Due to the current oil and natural gas environment, Amendment 15 to our credit agreement restricted our capital spending for the remainder of 2020.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. At March 31, 2020, we had commodity derivative contracts covering 61% and 43%, respectively, of our estimated 2020 and 2021 average daily production (estimate calculated based on March 2020 net daily oil production volumes). See Note 4 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Preferred Units

As of March 31, 2020, we had issued $25.0 million of Class A Preferred Units and $15.0 million of Class B Preferred Units through private placements in August 2016 and January 2018, respectively. Both classes of Preferred Units received a cumulative, quarterly cash distribution on Preferred Units then outstanding at an annual rate of 8.0%, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%. Such distributions were paid for each such quarter within 45 days after such quarter end, or as otherwise permitted to accumulate pursuant to the Partnership Agreements. As part of the Recapitalization Transactions announced on June 8, 2020, the holders of all of the Partnership’s Preferred Units converted their Preferred Units to common units at an average conversion price of $3.12/unit. The total of $0.8 million in accrued distributions for the first quarter 2020 were paid in kind and, along with the second quarter 2020 partial distribution, included in the calculation of the conversion price to common units. See Note 9 to the unaudited condensed consolidated financial statements for additional information regarding Preferred Units. See Note 14 to the unaudited condensed consolidated financial statements for additional information regarding the Recapitalization Transactions.

Sources and Uses of Cash

The following table summarizes the net change in cash and cash equivalents for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,			%
(in thousands)	2020	2019	Change	Change
Operating activities
Net used in operating activities	$(756)	$(1,131)	$375	33%
Investing activities
Acquisitions of oil and natural gas properties	(111)	(2,796)	2,685	96%
Additions to oil and natural gas properties	(4,682)	(3,057)	(1,625)	(53%)
Additions to other property and equipment	(58)	—	(58)	(100%)
Proceeds from sales of oil and natural gas properties	—	32,502	(32,502)	(100%)
Proceeds from sale of other assets	365	—	365	100%
Net cash (used in) provided by investing activities	(4,486)	26,649	(31,135)	(117%)
Financing activities
Proceeds from line of credit	6,000	7,000	(1,000)	(14%)
Payments on line of credit	—	(32,000)	32,000	100%
Distributions to preferred unitholders	(800)	(800)	—	0%
Net cash provided by (used in) financing activities	5,200	(25,800)	31,000	120%
Change in cash and cash equivalents	$(42)	$(282)	$240	85%

Operating activities. The change in operating cash flows for the periods compared was primarily attributable to:

•	cash provided by the change in working capital of $2.0 million; and
•	increased net settlements received on derivatives of $1.6 million; partially offset by
•	decreased oil and natural gas sales of $1.6 million;
•	increased LOE of $1.3 million; and
•	increased G&A of $0.4 million.

See Results of Operations in Item 2 for further discussion of the items listed above.

Investing and financing activities. The change in investing and financing cash flows for the periods compared was primarily attributable to net proceeds from the Strategic Transaction in March 2019 and the resulting payment on the revolving credit facility. See Note 2 to the unaudited condensed consolidated financial statements for further discussion of the Strategic Transaction.

Off–Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our president and chief operating officer (principal executive officer) and chief financial officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our significant business risks are described in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, to which reference is made herein. Other than as set forth below, there have been no material changes to the risk factors disclosed in such Annual Report.

The COVID-19 pandemic has negatively affected, and will continue to negatively affect, our industry, our operations, financial condition and results of operations.

The COVID-19 pandemic has resulted in unprecedented challenges to the oil and gas industry in general and to us in particular. A pandemic typically results in social distancing, travel bans or travel restrictions and sheltering in place. The effects of, and response to, the COVID-19 pandemic has limited access to our facilities, properties, management, support staff and professional advisors. These limitations have had a negative impact on, and will continue to negatively impact, our results of operation, liquidity and financial condition. The full effect on our business and operations is currently unknown. In the event that the effects of COVID-19 continue in the future or the economy continues to remain depressed or to further deteriorate, we may be forced to curtail our operations and may be unable to pay our debt obligations as they come due.

The COVID-19 pandemic and increased oil supply due to actions by OPEC and other nations has had a negative effect on oil and natural gas prices, which has adversely impacted our business, results of operations and financial condition.

The COVID-19 pandemic has created substantial volatility, uncertainty and turmoil in the oil and natural gas industry, including with respect to oil and natural gas prices. The inability or unwillingness of people to gather in large groups, travel or visit retail businesses or leave their homes has had, and may continue to have, a negative effect on the demand for, and current prices of, oil and natural gas. In addition, crude prices have been negatively impacted by increased supply by OPEC nations, although Russia and OPEC continue to negotiate and implement production cuts. These conditions have restricted our ability to store and move production to downstream markets, and may affect our future decisions to delay or reduce development activity or temporarily shut down production, which has and would further adversely affect our results of operations, liquidity and financial condition. If the economic climate in the United States or abroad remains depressed or continues to deteriorate, demand for petroleum products could further diminish, which could further impact the prices at which we sell our oil and natural gas, impact the value of our working interests and other oil and natural gas assets, affect the ability of our vendors, suppliers and customers to continue operations, affect our operations and ultimately adversely impact our results of operations, liquidity and financial condition.

Risks Related to the Business of the Partnership as a Result of the Recapitalization Transactions

Our common unitholders, as a group prior to the Recapitalization Transactions, have a reduced percentage ownership in common units in the aggregate after the Recapitalization Transactions.

As a result of the Recapitalization Transactions, our unitholders have been diluted, having a percentage ownership of the Partnership that is substantially smaller than the common unitholder’s percentage ownership of the Partnership prior to the Recapitalization Transactions. Our common unitholders, as a group immediately prior to the Recapitalization Transactions, own approximately 11% of the outstanding common units of the Partnership immediately after the Recapitalization Transactions.

Following the Recapitalization Transactions, the composition of the Board and management of our general partner is different than the composition of the current Board and management of our general partner prior to the Recapitalization Transactions.

Upon consummation of the Recapitalization Transactions, the composition of the Board and management of our general partner was changed. The Board now consists of replacement directors designated by the holders of the Preferred Units. At the consummation of the Recapitalization Transactions, our Partnership Agreement was amended and restated to provide for the Board to be elected by our common unitholders, including the common units issued in exchange for the Preferred Units upon the consummation of the Recapitalization Transactions. This new composition of the Board may affect the future decisions of the Partnership.

Our general partner controls us, and in connection with the consummation of the Recapitalization Transactions, the holders of the Preferred Units led by Goff Capital, Inc. and its affiliates, which now hold a majority of the outstanding common units, designated the replacement directors and officers of our general partner. John C. Goff, directly or indirectly, controls Goff Capital. Mr. Goff may have conflicts of interest with us, which may permit him to favor his own interests to the detriment of us and our unitholders.

Our general partner has control over all decisions related to our operations. Upon consummation of the Recapitalization Transactions, our general partner became owned by the Partnership, which is now controlled by Goff Capital as the largest holder of common units, which is directly or indirectly controlled by Mr. Goff. At the consummation of the Recapitalization Transactions, Goff Capital holds an approximate 56% interest in the Partnership. Our chairman is an officer and director of Goff Capital, and continues to have economic interests in, as well as management and fiduciary duties to, Goff Capital. As a result of these relationships, conflicts of interest may arise in the future between Goff Capital and its affiliates, on the one hand, and us and our unitholders, on the other hand.

Upon consummation of the Recapitalization Transactions, our Partnership Agreement continues to replace our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

Upon consummation of the Recapitalization Transactions, our Partnership Agreement continues to contain provisions that eliminate the fiduciary standards to which our general partner and its officers and directors would otherwise be held by state fiduciary law and replaces those duties with several different contractual standards. For example, our Partnership Agreement permits our general partner to make a number of decisions in its sole discretion, free of any duties to us and holders of our common units other than the implied contractual covenant of good faith and fair dealing. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us or our unitholders. In addition, our Partnership Agreement grants broad rights of indemnification to our general partner and its officers and directors. By owning a common unit, a holder is treated as having consented to the provisions in our Partnership Agreement.

Upon consummation of the Recapitalization Transactions, our Partnership Agreement continues to restrict the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Upon consummation of the Recapitalization Transactions, our Partnership Agreement continues to contain provisions that restrict the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our Partnership Agreement:

•

provides that whenever our general partner is permitted or required to make a decision, in its capacity as our general partner, our general partner is permitted or required to make such a decision in good faith and will not be subject to any other or different standard imposed by our Partnership Agreement, Delaware law, or any other law, rule or regulation;

•

provides that our general partner and its officers and directors will not be liable for monetary damages to us or our unitholders resulting from any act or omission of our general partner or its officers and directors, as the case may be, unless our general partner or its officers and directors acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with the knowledge that the conduct was criminal; and

•

provides that, in the absence of bad faith, our general partner will not be in breach of its obligations under our Partnership Agreement or its fiduciary duties to us or our unitholders if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our Partnership Agreement.

Neither we nor our general partner currently have any employees, and, beginning on July 1, 2020, we will rely primarily on a subsidiary of Contango to manage and operate our business. The individuals who Contango uses to manage us may also provide substantially similar services to the affiliates of Contango, and thus may not be solely focused on our business.

Neither we nor our general partner have any employees, and, beginning on July 1, 2020, we will rely primarily on Contango to manage us and operate our assets. Upon the consummation of the Recapitalization Transactions, we entered into a services agreement with Contango effective on July 1, 2020, pursuant to which Contango will provide management, administrative and operational services to us after the termination of a transition service agreement with Mid-Con Energy Operating.

Contango will also continue to provide substantially similar services and personnel to the affiliates of Contango and, as a result, may not have sufficient human, technical and other resources to provide those services at a level that it would be able to provide to us if it did not provide similar services to these other entities. Additionally, Contango may make internal decisions on how to allocate its available resources and expertise that may not always be in our best interest compared to those of the affiliates of Contango or other affiliates of our general partner. There is no requirement that Contango favor us over these other entities in providing its services. If the employees of Contango do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

We may fail to realize all of the anticipated benefits of the Recapitalization Transactions or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of the Recapitalization Transactions will depend, to a large extent, on our ability to take action in a manner that facilitates growth opportunities, and achieves the projected stand-alone cost savings and revenue growth trends identified as part of the Recapitalization Transactions. It is expected that we will benefit from operational and general and administrative cost improvements. If we are not able to successfully achieve these objectives, the anticipated benefits of the Recapitalization Transactions may not be realized fully or at all or may take longer to realize than expected.

In addition, the recapitalization of a business is a complex, costly and time-consuming process. As a result, the general partner will be required to devote significant management attention and resources to our business practices and operations. This process may disrupt the business. The failure to realize the anticipated benefits of the transactions contemplated by the Recapitalization Transactions could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. The Recapitalization Transactions may also result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships and diversion of management attention.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the Partnership. In addition, even if our operations are restructured successfully, the full benefits of the Recapitalization Transactions may not be realized, including the cost savings, increased sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the Recapitalization Transactions. All of these factors could cause dilution to our earnings per share and negatively impact the price of our common units.

Completion of the Recapitalization Transactions may trigger change in control or other provisions in certain agreements to which we are a party.

The completion of the Recapitalization Transactions may trigger change in control or other provisions in certain agreements to which we are a party. If we are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seek monetary damages from us. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements.

As described in the notes to our unaudited condensed consolidated financial statements, there is substantial doubt about our ability to continue as a going concern and we are dependent on restructuring of our existing capital to fund our obligations and to continue in operation.

As a result of the sustained commodity price decline and our substantial debt burden, the Partnership believes that forecasted cash and available credit capacity may not be sufficient to meet commitments as they come due over the next twelve months. The Partnership will not be able to comply with the covenants unless we are able to successfully increase liquidity or deleverage. The unaudited condensed consolidated financial statements do not reflect any adjustments that might result if we are unable to continue as a going concern. The Partnership's borrowings under the revolving credit facility come due in less than one year.

Our ability to continue as a going concern is dependent on the re-negotiation of our revolving credit facility, or other measures such as the sale of assets or raising additional capital. These factors raise substantial doubt over the Partnership’s ability to continue as a going concern, and therefore, whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the unaudited condensed consolidated balance sheet. If the Partnership were unable to refinance its indebtedness, the Partnership would need to engage financial and legal advisors to assist with analyzing various strategic alternatives to address our liquidity and capital structure, among other things. There can be no assurance the Partnership will be able to restructure our capital structure on terms acceptable to the Partnership and our creditors, or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2020, we were in default of the Consolidated Funded Indebtedness to Consolidated EBITDAX covenant under our existing credit agreement. On June 4, 2020, we entered into Amendment 15 to our credit agreement in conjunction with the closing of the Recapitalization Transactions, which included a waiver of this default.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

2.1

Contribution Agreement, dated June 4, 2020, by and among Mid-Con Energy Partners, LP, Charles R. Olmstead, Jeffrey R. Olmstead, and S. Craig George (incorporated by reference Exhibit 2.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on June 10, 2020).

3.1

Third Amendment to First Amended and Restated Agreement of Limited Partnership of Mid-Con Energy Partners, LP, dated June 4, 2020 (incorporated by reference Exhibit 3.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on June 10, 2020).

3.2

Second Amended and Restated Agreement of Limited Partnership of Mid-Con Energy Partners, LP, dated June 4, 2020 (incorporated by reference Exhibit 3.2 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on June 10, 2020).

3.3

Third Amended and Restated Limited Liability Company Agreement of Mid-Con Energy GP, LLC, dated June 4, 2020 (incorporated by reference Exhibit 3.3 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on June 10, 2020).

10.1

Amendment No. 15 to Credit Agreement, effective June 1, 2020, by and among Mid-Con Energy Properties, LLC, as borrower, Mid-Con Energy Partners, LP, as guarantor, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference Exhibit 10.1 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on June 10, 2020).

10.2

Management Services Agreement, effective July 1, 2020, by and among Mid-Con Energy Partners, LP and Contango Resources, Inc. (incorporated by reference Exhibit 10.2 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on June 10, 2020).

10.3

Transition Services Agreement, effective June 1, 2020, by and among Mid-Con Energy Partners, LP and Mid-Con Energy Operating, LLC (incorporated by reference Exhibit 10.3 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on June 10, 2020).

10.4

Assignment and Assumption Agreement, effective June 1, 2020, by and among Mid-Con Energy Partners, LP and Mid-Con Energy Operating, LLC (incorporated by reference Exhibit 10.4 to Mid-Con Energy Partners, LP’s current report on Form 8-K filed with the SEC on June 10, 2020).

31.1+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Principal Executive Officer

31.2+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certificate of Principal Executive Officer

32.2+	Section 1350 Certificate of Chief Financial Officer

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-CON ENERGY PARTNERS, LP

	By:	Mid-Con Energy GP, LLC, its general partner

June 15, 2020	By:	/s/ Philip R. Houchin
Philip R. Houchin
Chief Financial Officer