Form 10-Q
period 2020-06-30
Mid-Con Energy Partners, LP
filed 2020-08-14
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 1-35374

Mid-Con Energy Partners, LP

(Exact name of registrant as specified in its charter)

Delaware	45-2842469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2431 East 61st Street, Suite 800

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

As of August 10, 2020, the registrant had 14,311,522 common units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•	our ability to continue as a going concern;
•	volatility of commodity prices;
•	supply and demand of oil and natural gas;
•	revisions to oil and natural gas reserves estimates as a result of changes in commodity prices;
•	effectiveness of risk management activities;
•	business strategies;
•	future financial and operating results;
•	our ability to pay distributions;
•	our ability to replace the reserves we produce through acquisitions and the development of our properties;
•	future capital requirements and availability of financing;
•	technology and cybersecurity;
•	realized oil and natural gas prices;
•	production volumes;
•	lease operating expenses;
•	general and administrative expenses;
•	cash flow and liquidity;
•	availability of production equipment;
•	availability of oil field labor;
•	capital expenditures;
•	availability and terms of capital;
•	marketing of oil and natural gas;
•	general economic conditions;
•	world-wide epidemics, including COVID-19, and the related effects of sheltering in place;
•	competition in the oil and natural gas industry;
•	environmental liabilities;
•	counterparty credit risk;
•	governmental regulation and taxation;
•	compliance with NASDAQ Global Select Market (“NASDAQ”) listing requirements;
•	developments in oil and natural gas producing countries, including increases and decreases in supply from Russia and OPEC; and
•	plans, objectives, expectations and intentions.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of units)

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$987	$255
Accounts receivable	4,026	6,853
Derivative financial instruments	8,924	—
Prepaid expenses	261	87
Assets held for sale	—	365
Total current assets	14,198	7,560
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	264,755	261,375
Unproved properties	4,290	3,125
Other property and equipment	1,060	1,262
Accumulated depletion, depreciation, amortization and impairment	(96,505)	(72,303)
Total property and equipment, net	173,600	193,459
Derivative financial instruments	3,320	730
Other assets	1,932	1,020
Total assets	$193,050	$202,769

LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$1,018	$320
Related parties	2,029	6,902
Derivative financial instruments	—	1,944
Accrued liabilities	2,599	795
Other current liabilities	446	430
Current debt	73,250	—
Total current liabilities	79,342	10,391
Long-term debt	—	68,000
Other long-term liabilities	230	457
Asset retirement obligations	31,734	30,265
Commitments and contingencies
Class A convertible preferred units - 0 and 11,627,906 issued and outstanding, respectively	—	22,964
Class B convertible preferred units - 0 and 9,803,921 issued and outstanding, respectively	—	14,829
Equity, per accompanying statements
General partner	—	(793)
Limited partners - 14,311,522 and 1,541,215 units issued and outstanding, respectively	81,744	56,656
Total equity	81,744	55,863
Total liabilities, convertible preferred units and equity	$193,050	$202,769

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Oil sales	$5,639	$16,792	$18,621	$31,386
Natural gas sales	81	397	364	647
Other operating revenues	83	340	321	712
(Loss) gain on derivatives, net	(4,511)	3,396	20,441	(8,802)
Total revenues	1,292	20,925	39,747	23,943
Operating costs and expenses
Lease operating expenses	5,378	7,587	13,516	14,417
Production and ad valorem taxes	178	1,469	1,248	2,751
Other operating expenses	292	417	876	890
Impairment of proved oil and natural gas properties	1,215	204	19,547	204
Depreciation, depletion and amortization	1,819	2,369	4,655	5,467
Accretion of discount on asset retirement obligations	439	417	838	745
General and administrative	2,728	2,348	5,780	5,010
Total operating costs and expenses	12,049	14,811	46,460	29,484
Gain on sales of oil and natural gas properties, net	—	223	—	9,692
(Loss) income from operations	(10,757)	6,337	(6,713)	4,151
Other (expense) income
Interest income	—	1	1	9
Interest expense	(1,094)	(1,229)	(2,368)	(2,844)
Other (expense) income	(59)	44	(47)	49
Loss on settlements of asset retirement obligations	(15)	(56)	(15)	(56)
Total other expense	(1,168)	(1,240)	(2,429)	(2,842)
Net (loss) income	(11,925)	5,097	(9,142)	1,309
Less: Distributions to preferred unitholders	—	1,157	1,172	2,306
Less: General partner's interest in net (loss) income	(31)	60	—	15
Limited partners' interest in net (loss) income	$(11,894)	$3,880	$(10,314)	$(1,012)
Limited partners' interest in net (loss) income per unit
Basic	$(2.29)	$2.53	$(3.06)	$(0.66)
Diluted	$(2.29)	$1.47	$(3.06)	$(0.66)

Weighted average limited partner units outstanding
Limited partner units (basic)	5,202	1,539	3,376	1,535
Limited partner units (diluted)	5,202	2,659	3,376	1,535

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(9,142)	$1,309
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	4,655	5,467
Debt issuance costs amortization	328	356
Accretion of discount on asset retirement obligations	838	745
Impairment of proved oil and natural gas properties	19,547	204
Loss on settlements of asset retirement obligations	15	56
Cash paid for settlements of asset retirement obligations	(21)	(72)
Mark to market on derivatives
(Gain) loss on derivatives, net	(20,441)	8,802
Cash settlements received (paid) for matured derivatives, net	6,984	(586)
Gain on sales of oil and natural gas properties	—	(9,692)
Non-cash equity-based compensation	271	456
Changes in operating assets and liabilities
Accounts receivable	2,827	(2,441)
Prepaid expenses and other assets	(1,103)	(254)
Accounts payable - trade and accrued liabilities	319	434
Accounts payable - related parties	(3,143)	(293)
Net cash provided by operating activities	1,934	4,491
Cash flows from investing activities
Acquisitions of oil and natural gas properties	(111)	(3,262)
Additions to oil and natural gas properties	(5,526)	(5,085)
Additions to other property and equipment	(69)	—
Proceeds from sales of oil and natural gas properties	—	32,514
Proceeds from sale of other assets	365	—
Net cash (used in) provided by investing activities	(5,341)	24,167
Cash flows from financing activities
Proceeds from line of credit	6,000	7,000
Payments on line of credit	(750)	(34,000)
Debt issuance costs	(311)	—
Distributions to Class A convertible preferred units	(500)	(1,000)
Distributions to Class B convertible preferred units	(300)	(600)
Net cash provided by (used in) financing activities	4,139	(28,600)
Net increase in cash and cash equivalents	732	58
Beginning cash and cash equivalents	255	467
Ending cash and cash equivalents	$987	$525

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2019	$(793)	1,541	$56,656	$55,863
Equity-based compensation	—	17	78	78
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(323)	(323)
Accretion of beneficial conversion feature of Class B convertible preferred units		—	(49)	(49)
Net income	31	—	2,752	2,783
Balance, March 31, 2020	(762)	1,558	58,314	57,552
Equity-based compensation	—	11	193	193
Distributions to Class A convertible preferred units	—	—	(333)	(333)
Distributions to Class B convertible preferred units	—	—	(200)	(200)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(219)	(219)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(32)	(32)
Conversion of Preferred Units Class A and Class B to common units	—	12,725	36,708	36,708
Conversion of General Partner to common units	762	18	(762)	—
Net income	—	—	(11,925)	(11,925)
Balance, June 30, 2020	$—	14,312	$81,744	$81,744

See accompanying notes to condensed consolidated financial statements.

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2018	$(786)	1,522	$61,195	$60,409
Equity-based compensation	—	19	334	334
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(301)	(301)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(48)	(48)
Net loss	(45)	—	(3,743)	(3,788)
Balance, March 31, 2019	(831)	1,541	56,637	55,806
Equity-based compensation	—		122	122
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(309)	(309)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(48)	(48)
Net income	60	—	5,037	5,097
Balance, June 30, 2019	$(771)	1,541	$60,639	$59,868

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

On June 5, 2020, the Partnership announced the completion of the strategic recapitalization transactions (the “Recapitalization Transactions”), that resulted in significant changes to our capital structure and governance, strengthened our balance sheet, created alignment across all unitholders, reduced costs and streamlined operations and created immediate and sustainable value for all unitholders. In connection with these Recapitalization Transactions, the limited partnership agreement of the Partnership was amended and restated, and the Partnership entered into a Management Services Agreement (“MSA”) with Contango Resources, Inc. (“Contango Resources”) effective as of July 1, 2020. Under the MSA, Contango Resources will provide management and administrative services and serve as the operator of the Partnership’s assets for a flat fee arrangement of $4.0 million annually, plus a maximum $2.0 million termination fee, which is expected to generate pro forma annual cash savings of approximately $6.5 million compared with 2019.

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

The unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations for the full year. These interim financial statements should be read in conjunction with our Annual Report. All intercompany transactions and account balances have been eliminated.

Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. At March 31, 2020, the Partnership was not in compliance with the leverage ratio covenant of our credit agreement. On June 4, 2020, Amendment 15 to the credit agreement was executed, decreasing the borrowing base of the revolving credit facility from $95.0 million to $64.0 million, establishing a repayment schedule for the borrowing base deficiency and waiving the March 31, 2020, leverage ratio noncompliance. See Note 7 in this section for additional information on Amendment 15 to the credit agreement. At June 30, 2020, the Partnership was in compliance with the financial covenants required by the credit agreement. Our ability to continue as a going concern is dependent on the re-negotiation of our revolving credit agreement that matures May 1, 2021, or other measures such as the sale of assets or raising additional capital. There can be no assurance, however, that such discussions will result in a refinancing of the credit facility on acceptable terms, if at all, or provide any specific amount of additional liquidity. These factors raise substantial doubt over the Partnership’s ability to continue as a going concern for at least one year from the date that these financial statements are issued, and therefore, whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the unaudited condensed consolidated financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

Non-cash Investing and Supplemental Cash Flow Information

The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Six Months Ended June 30,
(in thousands)	2020	2019
Non-cash investing information
Conversion of preferred equity to common units	$(36,708)	$—
Change in oil and natural gas properties - assets received in exchange	$—	$38,533
Change in oil and natural gas properties - accrued capital expenditures	$(2,090)	$(74)
Change in oil and natural gas properties - accrued acquisitions	$360	$(1,428)
Supplemental cash flow information
Cash paid for interest	$1,940	$2,619

Reverse Unit Split

On April 9, 2020, the Partnership effected a 1-for-20 reverse common unit split. For presentation purposes, the unaudited condensed consolidated financial statements and footnotes have been adjusted to reflect this reverse unit split as if it had occurred at the beginning of the periods presented.

Note 2. Acquisitions, Divestitures and Assets Held for Sale

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

Strategic Transaction

In March 2019, we simultaneously closed the previously announced definitive agreements to sell substantially all of our oil and natural gas properties located in Texas for $60.0 million and to purchase certain oil and natural gas properties located in Osage, Grady and Caddo Counties in Oklahoma for an aggregate purchase price of $27.5 million, both agreements subject to customary purchase price adjustments. We received net proceeds of $32.5 million at the close of this strategic transaction (“Strategic Transaction”) of which $32.0 million was used to reduce borrowings outstanding under our revolving credit facility. The acquired properties were accounted for as an asset acquisition. A gain on the sale of oil and natural gas properties of $9.5 million was reported in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Oil and natural gas sales	$—	$39	$—	$4,689
Expenses(1)	$—	$(4)	$—	$3,370
(1) Expenses include lease operating expenses ("LOE"), production and ad valorem taxes, accretion and depletion.

Divestiture

On January 23, 2020, we closed the sale of land in Southern Oklahoma for a net cash settlement of $0.4 million. At December 31, 2019, the carrying value of $0.4 million was presented in “Assets held for sale” in our unaudited condensed consolidated balance sheets. No gain or loss on the transaction was recorded during the six months ended June 30, 2020.

Note 3. Equity Awards

We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its former affiliates, including Mid-Con Energy Operating, LLC (“Mid-Con Energy Operating”) and ME3 Oilfield Service, LLC (“ME3 Oilfield Service”), who performed services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, unrestricted units, restricted units, phantom units, distribution equivalent rights granted with phantom units and other types of awards. The Long-Term Incentive Program is administered by the voting members of our general partner, and approved by the Board of Directors of our general partner (the “Board”). If an employee terminates employment prior to the restriction lapse date, the awarded units are forfeited and canceled and are no longer considered issued and outstanding.

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at June 30, 2020:

Number of Common Units
Approved and authorized awards	175,700
Unrestricted units granted	(69,160)
Restricted units granted, net of forfeitures	(19,971)
Equity-settled phantom units granted, net of forfeitures	(72,251)
Awards available for future grant	14,318

We recognized $0.2 million and $0.3 million of total equity-based compensation expense for the three and six months ended June 30, 2020, respectively. We recognized $0.1 million and $0.4 million of total equity-based compensation expense for the three and six months ended June 30, 2019. These costs are reported as a component of general and administrative expenses (“G&A”) in our unaudited condensed consolidated statements of operations.

Unrestricted Unit Awards

During the six months ended June 30, 2020, we granted 1,633 unrestricted units with an average grant date fair value of $5.20, as adjusted for the reverse unit split. During the six months ended June 30, 2019, we granted 2,500 unrestricted units with an average grant date fair value of $20.80 per unit, as adjusted for the reverse unit split.

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over a period of two or three years. During the six months ended June 30, 2020, we did not grant any equity-settled phantom units. During the six months ended June 30, 2019, we granted 25,500 equity-settled phantom units with a two-year vesting period and 3,150 equity-settled phantom units with a three-year vesting period, as adjusted for the reverse split.

A summary of our equity-settled phantom unit awards for the six months ended June 30, 2020, is presented below:

	Number of Equity-Settled Phantom Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2019	28,550	$25.00
Units vested	(26,267)	15.73
Units forfeited	(2,283)	23.24
Outstanding at June 30, 2020	-	$-

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

At June 30, 2020, our commodity derivative contracts were in a net asset position with a fair value of $12.2 million, whereas at December 31, 2019, our commodity derivative contracts were in a net liability position with a fair value of $1.2 million. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. As of June 30, 2020, all of our counterparties have performed pursuant to the terms of their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation, in our unaudited condensed consolidated balance sheets at June 30, 2020, and December 31, 2019:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
June 30, 2020
Assets
Derivative financial instruments - current asset	$9,032	$(108)	$8,924
Derivative financial instruments - long-term asset	3,497	(177)	$3,320
Total	12,529	(285)	12,244

Liabilities
Derivative financial instruments - current liability	(108)	108	—
Derivative financial instruments - long-term liability	(177)	177	—
Total	(285)	285	—
Net asset	$12,244	$—	$12,244

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
December 31, 2019
Assets
Derivative financial instruments - long-term asset	$1,635	$(905)	$730
Total	1,635	(905)	730

Liabilities
Derivative financial instruments - current liability	(1,944)	—	(1,944)
Derivative financial instruments - long-term liability	(905)	905	—
Total	(2,849)	905	(1,944)
Net liability	$(1,214)	$—	$(1,214)

The following table presents the impact of derivative financial instruments and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net settlements on matured derivatives	$5,201	$(729)	$6,984	$(586)
Net change in fair value of derivatives	(9,712)	4,125	13,457	(8,216)
Total (loss) gain on derivatives, net	$(4,511)	$3,396	$20,441	$(8,802)

At June 30, 2020, and December 31, 2019, our commodity derivative contracts had maturities at various dates through December 2021 and were comprised of commodity price swap and collar contracts. At June 30, 2020, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2020	$55.98	$—	$—	1,798	NYMEX-WTI
Swaps - 2021	$55.78	$—	$—	672	NYMEX-WTI
Collars - 2021	$—	$52.00	$58.80	672	NYMEX-WTI

At December 31, 2019, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2020	$55.81	$—	$—	1,931	NYMEX-WTI
Swaps - 2021	$55.78	$—	$—	672	NYMEX-WTI
Collars - 2021	$—	$52.00	$58.80	672	NYMEX-WTI

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 for the three and six months ended June 30, 2020, and for the year ended December 31, 2019.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no material changes in valuation approach or related inputs for the three and six months ended June 30, 2020, and for the year ended December 31, 2019.

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

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of June 30, 2020, and December 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
June 30, 2020
Derivative financial instruments - asset	$—	$12,529	$—	$12,529
Derivative financial instruments - liability	$—	$285	$—	$285
December 31, 2019
Derivative financial instruments - asset	$—	$1,635	$—	$1,635
Derivative financial instruments - liability	$—	$2,849	$—	$2,849

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

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment expense is recognized for the difference between the estimated fair value and the carrying value of the assets. Due to the unprecedented decline in oil prices, we recorded impairment expense of $1.2 million and $19.5 million for the three and six months ended June 30, 2020, respectively. We recorded impairment expense of $0.2 million for the three and six months ended June 30, 2019.

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

As of June 30, 2020, and December 31, 2019, our ARO were reported as asset retirement obligations in our unaudited condensed consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

(in thousands)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Asset retirement obligations - beginning of period	$30,265	$26,001
Liabilities incurred for new wells and interest	637	8,840
Liabilities settled upon plugging and abandoning wells	(6)	(24)
Liabilities removed upon sale of wells	—	(5,795)
Revision of estimates	—	(353)
Accretion expense	838	1,596
Asset retirement obligations - end of period	$31,734	$30,265

Note 7. Debt

We had outstanding borrowings under our revolving credit facility of $73.3 million and $68.0 million at June 30, 2020, and December 31, 2019, respectively. Our current revolving credit facility matures in May 2021. Borrowings under the facility are secured by liens on not less than 90% of the value of our proved reserves. At March 31, 2020, we were not in compliance with our leverage ratio covenant, which was waived in Amendment 15 to the credit agreement, executed June 4, 2020. At June 30, 2020, we were in compliance with the financial covenants required by our credit agreement.

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

At June 30, 2020, borrowings under the revolving credit facility bore interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.75% to 3.75% per annum according to the borrowing base usage. For the three months ended June 30, 2020, the average effective rate was 5.49%. Any unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Letters of credit are subject to a letter of credit fee that varies from 2.75% to 3.75% according to usage.

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

On March 28, 2019, in conjunction with closing the Strategic Transaction and serving as our spring redetermination, Amendment 13 to the credit agreement was executed, decreasing our borrowing base to $110.0 million. The amendment also required that the leverage ratio be calculated on a building, period-annualized basis, beginning with the second quarter of 2019. See Note 2 in this section for further discussion of the Strategic Transaction.

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

Amendment 15 to the credit agreement, effective June 1, 2020, among other changes decreased the borrowing base from $95.0 million to $64.0 million and established a monthly repayment schedule beginning June 1, 2020, through November 1, 2020, for the $11.0 borrowing base deficiency; permitted the Recapitalization Transactions; introduced anti-cash hoarding provisions and restrictive covenants on capital and general and administrative spending; provided for all loans to bear payment-in-kind interest, capitalized on a quarterly basis; excluded certain assumed liabilities from the Current Ratio calculation for the quarters ending June 30, 2020, September 30, 2020 and December 31, 2020; and required the Partnership’s Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX not to exceed:

•	5.75 to 1.0 for the quarter ending June 30, 2020,
•	5.00 to 1.0 for the quarter ending September 30, 2020;
•	4.50 to 1.0 for the quarter ending December 31, 2020; and
•	4.25 to 1.0 for the quarter ending March 31, 2021, and thereafter.

Note 8. Commitments and Contingencies

Services Agreement

As of June 30, 2020, we were a party to a services agreement with Mid-Con Energy Operating pursuant to which Mid-Con Energy Operating provided certain services to us including management, administrative and operational services. We reimbursed Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurred in its performance under the services agreement. These expenses included, among other things, salary, bonus, incentive compensation and other amounts paid to persons who performed services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. These expenses were included in G&A in our unaudited condensed consolidated statements of operations.

The Partnership entered into a master services agreement with Contango Resources on June 4, 2020, as part of the Recapitalization Transaction. Under the agreement, Contango Resources will provide management and administrative services and serve as the operator of the Partnership’s assets for a flat fee arrangement of $4.0 million annually, plus a maximum $2.0 million termination fee, effective July 1, 2020.

Employment Agreements

As part of the Restructuring Transactions, the general partner terminated the employment agreements of Charles R. Olmstead and Jeffrey R. Olmstead. Pursuant to the employment agreements, each employee served in his respective position with our general partner and had duties, responsibilities and authority as the Board specified from time to time, in roles consistent with such positions that were assigned to them. The agreements stipulated that if there was a change of control, termination of employment, with cause or without cause, or death of the executive certain payments would be made to the executive officer. No payments were made under the employment agreements.

Change in Control Severance Plan

On July 24, 2019, the Board adopted a Change in Control Severance Plan that provides severance benefits to certain key management employees of the former general partner and its affiliates. The Change in Control Severance Plan provides for the payment of cash compensation and certain other benefits to eligible employees in the event of a change in control and a qualifying termination of employment. The obligations under the Change in Control Severance Plan are generally based on the terminated employee’s cash compensation and position within the Partnership. Depending on the facts and circumstances associated with a potential change in control, the total payments made pursuant to the Change in Control Severance Plan could be material. At June 30, 2020, no liability has been recorded associated with the Change in Control Severance Plan. For a more detailed description of the Change in Control Severance Plan, please refer to our Current Report on Form 8-K filed with the SEC on July 26, 2019.

Legal

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us under the various environmental protection statutes to which we are subject.

Note 9. Equity

Common Units

At June 30, 2020, and December 31, 2019, the Partnership’s equity consisted of 14,311,522 and 1,541,215 common units, respectively, representing a 100% and 98.8% limited partnership interest in us, respectively.

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of June 30, 2020, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors.

Preferred Units

The Partnership had previously issued Class A and Class B Preferred Units (collectively, the “Preferred Units”). Per accounting guidance, we were required to allocate a portion of the proceeds from Preferred Units to a beneficial conversion feature based on the intrinsic value of the beneficial conversion feature. The intrinsic value was calculated at the commitment date based on the difference between the fair value of the common units at the issuance date (number of common units issuable at conversion multiplied by the per-share value of our common units at the issuance date) and the proceeds attributed to the class of Preferred Units. The beneficial conversion feature was accreted using the effective yield method over the period from the closing date to the effective date of the holder’s conversion right.

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

Each holder of Preferred Units had the right, prior to August 11, 2021, subject to certain conditions, to convert all or a portion of their Preferred Units into common units on a one-for-one basis, subject to adjustment for splits, subdivisions, combinations and reclassifications of the common units. Upon conversion of the Preferred Units, the Partnership would pay any distributions (to the extent accrued and unpaid as of the then most recent Preferred Units distribution date) on the converted units in cash, or in the event that the Partnership’s existing secured indebtedness prevents the payment of a cash distribution to all holders of the Preferred Units, in kind (additional Class A or Class B Preferred Units), at an annual rate of 10.0%.

As part of the Recapitalization Transactions on June 4, 2020, the holders of all of the Partnership’s Preferred Units converted their Preferred Units to common units at an average conversion price of $3.12 per Preferred Unit. The total of $0.8 million in accrued distributions for the first quarter 2020 were paid in kind and, along with the second quarter 2020 pro-rata distribution, included in the calculation of the conversion price to common units.

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit. Proceeds from this issuance were used to fund an acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million in connection with the issuance of these Class A Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million)

and the beneficial conversion feature ($6.0 million). Accretion of the beneficial conversion feature was $0.2 million and $0.5 million for the three and six months ended June 30, 2020, and $0.3 million and $0.6 million for the three and six months ended June 30, 2019. The registration statement registering resales of common units issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

As the holders of all the Partnership’s Preferred Units received payment in kind for all accrued distributions as part of the previously announced Recapitalization Transaction, the Partnership did not accrue any distributions as of June 30, 2020. The following table summarizes cash distributions paid on our Class A Preferred Units during the six months ended June 30, 2020:

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

Class B Preferred Units

On January 31, 2018, we completed a private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Class B Preferred Units were issued at a price of $1.53 per Class B Preferred Unit. Proceeds from this issuance were used to fund the acquisition of certain oil and natural gas properties located in Campbell and Converse Counties, Wyoming, and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $14.9 million in connection with the issuance of these Class B Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class B Preferred Units ($14.2 million) and the beneficial conversion feature ($0.7 million). Accretion of the beneficial conversion feature was $0.03 million and $0.1 million for the three and six months ended June 30, 2020, and $0.1 million for the three and six months ended June 30, 2019. The registration statement registering resales of common units issued upon conversion of the Class B Preferred Units was declared effective by the SEC on May 25, 2018.

As the holders of all the Partnership’s Preferred Units received payment in kind for all accrued distributions as part of the previously announced Recapitalization Transaction, the Partnership did not accrue any distributions as of June 30, 2020. The following table summarizes cash distributions paid on our Class B Preferred Units during the six months ended June 30, 2020:

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

Allocation of Net Income or Loss

Net income or loss was allocated to our general partner in proportion to its pro rata ownership during the period. The remaining net income or loss was allocated to the limited partner unitholders net of Preferred Unit distributions, including accretion of the Preferred Unit beneficial conversion feature. In the event of net income, diluted net income per partner unit reflected the potential dilution of non-vested restricted stock awards and the conversion of Preferred Units. On June 4, 2020, as part of the Recapitalization Transactions, the general partner units were converted to common units; therefore, net income or loss will no longer be allocated to our general partner.

Note 10. Related Party Transactions

Agreements with Affiliates

The following agreements were negotiated among affiliated parties and, consequently, are not the result of arm’s length negotiations. The following is a description of those agreements that were entered into with the affiliates of our former board member and Chief Executive Officer, Mr. Charles R. Olmstead.

Services Agreement

As of June 30, 2020, we were party to a services agreement with our former affiliate, Mid-Con Energy Operating, pursuant to which Mid-Con Energy Operating provided certain services to us, including managerial, administrative and operational services. The operational services included marketing, geological and engineering services. We reimbursed Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurred in its performance under the services agreement. These expenses included, among other things, salary, bonus, incentive compensation and other amounts paid to persons who performed services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. These expenses were included in G&A in our unaudited condensed consolidated statements of operations.

The Partnership entered into a master services agreement with Contango Resources on June 4, 2020, as part of the Recapitalization Transaction. Under the agreement, Contango Resources will provide management and administrative services and serve as operator of the Partnership’s assets for a flat fee arrangement of $4.0 million annually, plus a maximum $2.0 million termination fee, effective July 1, 2020.

Operating Agreements

As of June 30, 2020, we, along with various third parties with an ownership interest in the same property, were parties to standard oil and natural gas joint operating agreements with our former affiliate, Mid-Con Energy Operating. We and those third parties paid Mid-Con Energy Operating overhead associated with operating our properties and for its direct and indirect expenses that were chargeable to the wells under their respective operating agreements. The majority of these expenses were included in LOE in our unaudited condensed consolidated statements of operations. Mid-Con Energy Operating resigned as operator under these joint operating agreements and Contango Resources became operator on July 1, 2020. Pursuant to the MSA with Contango Resources, Contango Resources will not charge overhead associated with operating our properties.

Oilfield Services

As of June 30, 2020, we were party to operating agreements, pursuant to which our former affiliate, Mid-Con Energy Operating, billed us for oilfield services performed by our affiliates, ME3 Oilfield Service and ME2 Well Services, LLC. These amounts were either included in LOE in our unaudited condensed consolidated statements of operations or were capitalized as part of oil and natural gas properties in our unaudited condensed consolidated balance sheets. Mid-Con Energy Operating resigned as operator under these service agreements, and Contango Resources became operator, on July 1, 2020.

Other Agreements

During the six months ended June 30, 2020, we were party to monitoring fee agreements with Bonanza Fund Management, Inc. (“Bonanza”), a Class A Preferred Unitholder, and Goff Focused Strategies, LLC (“GFS”), a Class B Preferred Unitholder, pursuant to which we paid Bonanza and GFS a quarterly monitoring fee in connection with monitoring the purchasers’ investments in the Preferred Units. These expenses were included in G&A in our unaudited condensed consolidated statements of operations.

The following table summarizes the related party transactions for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Services agreement	$1,180	$708	$2,600	$1,477
Operating agreements	2,492	2,708	5,023	5,544
Oilfield services	923	1,415	2,657	2,512
Other agreements	36	80	116	160
	$4,631	$4,911	$10,396	$9,693

At June 30, 2020, we had a payable to Contango Resources of $1.3 million for accrued joint interest billings. At June 30, 2020, we had a net payable to our former affiliate, Mid-Con Energy Operating, of $0.7 million, comprised of a joint interest billing payable of $1.1 million and a payable for operating services and other miscellaneous items of $0.2 million, offset by an oil and natural gas revenue receivable of $0.6 million. At December 31, 2019, we had a net payable to our affiliate, Mid-Con Energy Operating, of $6.9 million, comprised of a joint interest billing payable of $7.8 million and a payable for operating services and other miscellaneous items of $0.8 million, offset by an oil and natural gas revenue receivable of $1.7 million. These amounts were included in accounts payable-related parties in our unaudited condensed consolidated balance sheets.

Note 11. Revenue Recognition

Revenue from Contracts with Customers

Under our oil and natural gas sales contracts, enforceable rights and obligations arise at the time production occurs on dedicated leases as the Partnership promises to deliver goods in the form of oil or natural gas production on contractually-specified leases to the purchasers. Sales of oil and natural gas are recognized at the point that control of the product is transferred to the customer; title and risk of loss to the product generally transfers at the delivery point specified in the contract. We do not extract natural gas liquids (“NGLs”) from our natural gas production prior to the sale and transfer of title of the natural gas stream to our purchasers. While some of our purchasers extracted NGLs from the natural gas stream sold by us to them, we had no ownership in such NGLs. The Partnership commits and dedicates for sale all of the oil or natural gas production from contractually agreed-upon leases to the purchaser. Our oil contract pricing provisions are tied to a market index, with certain marketing adjustments, including location and quality differentials as well as certain embedded marketing fees. The majority of our natural gas contract pricing provisions are tied to a market index less customary deductions, such as gathering, processing and transportation. Payment is typically received 30 to 60 days after the date production is delivered. We had no significant natural gas imbalances at June 30, 2020 and 2019.

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

A summary of our leases is presented below:

(in thousands)	Classification	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Assets
Operating	Other property and equipment	$564	$835
Total lease assets		$564	$835

Liabilities
Current operating	Other current liabilities	$445	$430
Non-current operating	Other long-term liabilities	230	457
Total lease liabilities		$675	$887

		Three Months Ended June 30,		Six Months Ended June 30,
	Classification	2020	2019	2020	2019
Operating lease expense(1)(2) (in thousands)	G&A expense	$146	$65	$218	$131
Weighted average remaining lease term (months)
Operating leases		18	29	18	29
Weighted average discount rate
Operating leases		5.7%	5.7%	5.7%	5.7%

(1) Includes short-term leases.

(2) There is not a material difference between cash paid and amortized expense.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)	Operating Leases
Remaining 2020	$240
2021	471
Total lease maturities	711
Less: interest	36
Present value of lease liabilities	$675

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

Note 14. Subsequent Events

Appointment and Departure of Officers

On July 6, 2020, the Partnership announced the resignation of Mr. Chad B. Roller, President and Chief Operating Officer, and Mr. Charles L. McLawhorn, III, Vice President, General Counsel and Corporate Secretary to pursue opportunities with Contango Oil & Gas Company. Messrs. Roller and McLawhorn will continue to provide services to the Partnership pursuant to that Management Services Agreement.

On August 6, 2020, the Partnership announced the resignation of Mr. Philip R. Houchin as Chief Financial Officer. Effective July 31, 2020, Ms. Sherry L. Morgan was appointed as Chief Executive Officer, Mr. Greg Westfall was appointed as Chief Operating Officer and Ms. Jodie L. DiGiacomo was appointed as Chief Accounting Officer.

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

Executive Summary

Recapitalization Transactions

The Partnership closed the Recapitalization Transactions on June 4, 2020, resulting in significant changes to our capital structure and governance, strengthened our balance sheet, created alignment across all unitholders, reduced costs, streamlined operations and created immediate and sustainable value for all unitholders. As part of the Recapitalization Transactions, all of the Partnership’s Class A and B Preferred Units were converted into common units at an average conversion price of $3.12 per Preferred Unit. In addition, ownership of the Partnership’s general partner was transferred to the Partnership, resulting in strengthened corporate governance, and a new Board of Directors was elected by the written consent of the holders of a majority of the outstanding common units.

In conjunction with the Recapitalization Transactions, the Partnership also announced that Contango Resources will be the new operator of the Partnership’s properties, replacing Mid-Con Energy Operating. The move is expected to generate pro forma annual cash savings of approximately $6.5 million compared to 2019.

Financial and Operational Performance

Our financial and operational performance for the three months ended June 30, 2020, included the following:

•	Net loss of $11.9 million, compared to net income of $5.1 million for the three months ended June 30, 2019;
•	Average daily net production was 2,780 Boe/d, compared to 3,538 Boe/d for the three months ended June 30, 2019, a 21% decrease over the comparative period;
•

Oil and natural gas sales were $5.7 million, compared to $17.2 million for the three months ended June 30, 2019, which was primarily the result of a 58% decrease in average oil sales price per barrel (excluding the effects of derivatives); and

•	Loss on derivatives, net was $4.5 million, compared to a gain of $20.4 million for the three months ended June 30, 2019.

Our financial and operational performance for the six months ended June 30, 2020, included the following:

•	Net loss of $9.1 million, compared to net income of $1.3 million for the six months ended June 30, 2019;
•	Average daily net production was 3,159 Boe/d, compared to 3,503 Boe/d for the six months ended June 30, 2019, a 10% decrease over the comparative period;
•

Oil and natural gas sales were $19.0 million, compared to $32.0 million for the six months ended June 30, 2019, which was primarily the result of a 35% decrease in average oil sales price per barrel (excluding the effects of derivatives);

•	Gain on derivatives, net was $20.4 million, compared to a loss of $8.8 million for the six months ended June 30, 2019; and
•	Cash flows from operating activities were $1.9 million, compared to $4.5 million for the six months ended June 30, 2019.

Recent Developments

COVID-19 and Crude Oil Price Declines

The energy landscape changed dramatically in 2020 with simultaneous demand and supply shocks that drove the industry into a severe downturn.  The demand shock was triggered by COVID-19, which was declared a global pandemic and caused unprecedented social and economic consequences. Mitigation efforts to stop the spread of this contagious disease included stay-at-home orders and business closures that caused sharp contractions in economic activity worldwide. The supply shock was triggered by disagreements between OPEC and Russia, beginning in early March 2020, which resulted in significant supply coming onto the market and an oil price war. These dual demand and supply shocks caused oil prices to collapse as we exited the first quarter.

As we entered the second quarter, predictions of COVID-19 driven global oil demand losses intensified, with forecasts of unprecedented demand declines. Based on these forecasts, OPEC plus nations held an emergency meeting, and in April they announced a coordinated production cut that was unprecedented in both its magnitude and duration. The OPEC plus countries agreed to cut production by 9.7 MBbls in May and June, 9.6 MBbls in July, and 7.7 MBbls from August to December. From January 2021 to April 2022, they agreed to cut production by 5.8 MBbls. Additionally, non-OPEC plus countries, including the U.S., Canada, Brazil and other G-20 countries, announced organic reductions to production through the release of drilling rigs, frac crews, normal field decline and curtailments. Despite these planned production decreases, the supply cuts were not timely enough to overcome significant demand decline. Futures prices for April West Texas Intermediate crude (“WTI”) closed under $20 a barrel for the first time since 2001, followed by May WTI settling below zero on the day before futures contracts expiry, as holders of May futures contracts struggled to exit positions and avoid taking physical delivery. As storage constraints approached, spot prices in April for certain North American landlocked grades of crude oil were in the single digits or even negative for particularly remote or low-grade crudes, while waterborne priced crudes such as Brent crude sold at a relative advantage.

Since the start of the severe downturn, we have closely monitored the market and taken prudent actions in response to this situation. Beginning in March 2020, the Partnership started identifying and shutting in wells that are not economically viable, at prevailing prices. We shut-in approximately 250 uneconomic wells during March 2020, and an additional 150 uneconomical wells in April 2020. As of August 10, 2020, we have returned 30 net wells to production. We continue to monitor pricing and expenses to determine when to return these wells to production. In addition to shut-in activities, the Partnership has continued to identify and execute strategies for reducing expenditures and lowering its leverage. As discussed above, in June 2020, the Partnership negotiated and executed the Recapitalization Transaction which is expected to generate pro forma annual cash savings of approximately $6.5 million compared to 2019.

Our workforce and operations have also adjusted to mitigate the impacts of the COVID-19 global pandemic. A large portion of our office staff have been successfully working remotely, with offices designing and executing a flexible, phased reentry, following national, state and local guidelines. Workforce health and safety remains the overriding driver for our actions and we have demonstrated our ability to adapt to local conditions as warranted. These mitigation measures have thus far been effective at protecting employees’ health and reducing business operation disruptions.

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

Departure and Appointment of New Officers

The Partnership announced the resignations of Mr. Charles R. Olmstead, Chief Executive Officer, and Mr. Jeffrey R. Olmstead, former Chief Executive Officer and President (prior to serving on a sabbatical), from their positions as officers of the general partner on June 5, 2020. In connection with the Recapitalization Transactions, the Participation and Restrictive Covenant Agreements with Mr. Charles R. Olmstead and Mr. Jeffrey R. Olmstead under the Change in Control Severance Plan were terminated, and none of the parties’ rights or obligations thereunder survive termination. Any outstanding phantom units, restricted units or other awards granted to either executive under our Long-Term Incentive Plan were immediately vested and non-forfeitable as of termination.

On July 6, 2020, the Partnership announced the resignation of Mr. Chad B. Roller, President and Chief Operating Officer, and Mr. Charles L. McLawhorn, III, Vice President, General Counsel and Corporate Secretary to pursue opportunities with Contango Oil & Gas Company. Messrs. Roller and McLawhorn will continue to provide services to the Partnership pursuant to that Management Services Agreement.

On August 6, 2020, the Partnership announced the resignation of Mr. Philip R. Houchin as Chief Financial Officer. Effective July 31, 2020, Ms. Sherry L. Morgan was appointed as Chief Executive Officer, Mr. Greg Westfall was appointed as Chief Operating Officer and Ms. Jodie L. DiGiacomo was appointed as Chief Accounting Officer

Business Environment

The markets for oil and natural gas have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Our average sales price per Bbl, excluding commodity derivative contracts, was $35.13 and $53.84 for the six months ended June 30, 2020 and 2019, respectively.

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

Results of Operations

The tables presented in this section summarize certain results of operations and period-to-period comparisons for the three and six months ended June 30, 2020. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Net production volumes, average sales prices and unit costs per Boe

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
	2020	2019	Change	Change	2020	2019	Change	Change
Production volumes, net
Oil (MBbls)	234	291	(57)	(20%)	530	583	(53)	(9%)
Natural gas (MMcf)	114	184	(70)	(38%)	270	305	(35)	(11%)
Total (MBoe)	253	322	(69)	(21%)	575	634	(59)	(9%)
Average daily net production (Boe/d)	2,780	3,538	(758)	(21%)	3,159	3,503	(344)	(10%)

Average sales prices
Oil (per Bbl)
Sales price	$24.10	$57.70	$(33.60)	(58%)	$35.13	$53.84	$(18.71)	(35%)
Effect of net settlements on matured derivative instruments	$22.23	$(2.50)	$24.73	989%	$13.18	$(1.01)	$14.19	1405%
Realized oil price after derivatives	$46.33	$55.20	$(8.87)	(16%)	$48.31	$52.83	$(4.52)	(9%)
Natural gas (per Mcf)	$0.71	$2.16	$(1.45)	(67%)	$1.35	$2.12	$(0.77)	(36%)

Average unit costs per Boe
Lease operating expenses	$21.26	$23.56	$(2.30)	(10%)	$23.51	$22.74	$0.77	3%
Production and ad valorem taxes	$0.70	$4.56	$(3.86)	(85%)	$2.17	$4.34	$(2.17)	(50%)
Depreciation, depletion and amortization	$7.19	$7.36	$(0.17)	(2%)	$8.10	$8.62	$(0.52)	(6%)
General and administrative expenses	$10.78	$7.29	$3.49	48%	$10.05	$7.90	$2.15	27%

Oil and natural gas sales

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Oil sales	$5,639	$16,792	$(11,153)	(66%)	$18,621	$31,386	$(12,765)	(41%)
Natural gas sales	81	397	(316)	(80%)	364	647	(283)	(44%)
Total oil and natural gas sales	$5,720	$17,189	$(11,469)	(67%)	$18,985	$32,033	$(13,048)	(41%)

Oil and natural gas sales price and volume variances

	Three Months Ended June 30, 2020 and 2019			Six Months Ended June 30, 2020 and 2019
(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$(33.60)	234	$(7,863)	$(18.71)	530	$(9,911)
Natural gas (Mcf)	$(1.45)	114	(165)	$(0.77)	270	(206)
Total oil and natural gas sales due to change in price			$(8,028)			$(10,117)

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of changes in production volumes
Oil (Bbls)	(57)	$57.70	$(3,290)	(53)	$53.84	$(2,854)
Natural gas (Mcf)	(70)	$2.16	(151)	(35)	$2.12	(77)
Total oil and natural gas sales due to change in production volumes			(3,441)			(2,931)
Total change in oil and natural gas sales			$(11,469)			$(13,048)

The change in oil and natural gas sales was primarily due to:

•	decreased oil sales prices; and
•	decreased production due to shut-in wells.

Gain (loss) on derivatives, net

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Cash settlements on matured derivatives, net	$5,201	$(729)	$5,930	813%	$6,984	$(586)	$7,570	1292%
Non-cash change in fair value of derivatives	(9,712)	4,125	(13,837)	(335%)	13,457	(8,216)	21,673	264%
Total gain (loss) on derivatives, net	$(4,511)	$3,396	$(7,907)	(233%)	$20,441	$(8,802)	$29,243	332%

See Note 4 and Note 5 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Lease operating expenses

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Lease operating expenses	$5,368	$7,327	$(1,959)	(27%)	$13,357	$13,896	$(539)	(4%)
Workover expenses	10	260	(250)	(96%)	159	521	(362)	(69%)
Total lease operating expenses	$5,378	$7,587	$(2,209)	(29%)	$13,516	$14,417	$(901)	(6%)

The change in LOE in total and per Boe for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to:

•	decreased activity due to the unprecedented decline in oil and natural gas prices, and resulting shut-in wells;
•	decreased administrative overhead; and
•	decreased workover expenses.

The change in LOE in total and per Boe for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to:

•	decreased administrative overhead;
•	divestitures of our Texas properties; and
•	decreased workover expenses; offset by
•	incremental costs associated with properties acquired in Oklahoma and Wyoming.

Production and ad valorem taxes

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Production taxes	$405	$1,193	$(788)	(66%)	$1,290	$2,109	$(819)	(39%)
Ad valorem taxes	(227)	276	(503)	(182%)	(42)	642	(684)	(107%)
Total production and ad valorem taxes	$178	$1,469	$(1,291)	(88%)	$1,248	$2,751	$(1,503)	(55%)

The change in production and ad valorem taxes in total and per Boe was primarily due to:

•	decreased oil and natural gas revenue; and
•	ad valorem tax refund for over withheld taxes in Wyoming.

Depreciation, depletion, amortization and impairment expenses (“DD&A”)

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Depreciation, depletion and amortization	$1,819	$2,369	$(550)	(23%)	$4,655	$5,467	$(812)	(15%)
Impairment	1,215	204	1,011	496%	19,547	204	19,343	9482%
Total DD&A and impairment expense	$3,034	$2,573	$461	18%	$24,202	$5,671	$18,531	327%

The change in DD&A was primarily due to the net impact of the Texas divestitures and the properties acquired in Oklahoma and Wyoming.

Impairment of proved oil and natural gas properties for the three and six months ended June 30, 2020, was primarily due to an unprecedented decline in oil prices. Impairment of proved oil and natural gas properties for the three and six months ended June 30, 2019, was primarily due to wellbore issues on a certain Texas project.

General and administrative expenses

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
General and administrative expenses	$2,534	$2,226	$308	14%	$5,509	$4,554	$955	21%
Non-cash compensation	194	122	72	59%	271	456	(185)	(41%)
Total general and administrative expenses	$2,728	$2,348	$380	16%	$5,780	$5,010	$770	15%

The change in G&A in total and per Boe for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to:

•	increased allocated salaries for technical services; and
•	increased non-cash compensation expense; partially offset by
•	decreased professional and other fees related to acquisition and divestiture activity.

The change in G&A in total and per Boe for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to:

•	increased allocated salaries for technical services; partially offset by
•	decreased professional and other fees related to acquisition and divestiture activity; and
•	decreased non-cash compensation expense.

Gain on sales of oil and natural gas properties, net

During the three and six months ended June 30, 2020, there was no gain on sales of oil and natural gas properties, net. During the three and six months ended June 30, 2019, there was a gain on sales of oil and natural gas properties, net of $0.2 million and $9.7 million, respectively, which was primarily due to the divestiture of substantially all of our Texas properties as part of the Strategic Transaction.

Interest expense

	Three Months Ended June 30,			%	Six Months Ended June 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Interest expense	$1,094	$1,229	$(135)	(11%)	$2,368	$2,844	$(476)	(17%)
Average effective interest rate	5.49%	5.73%	(0.24%)	(4%)	5.26%	5.75%	(0.49%)	(9%)

The change in interest expense was primarily due to both lower average outstanding borrowings and a decreased average effective interest rate.

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

Our liquidity position at August 10, 2020, consisted of approximately $1.2 million of available cash. We currently have no availability under our revolving credit facility. At March 31, 2020, the Partnership was not in compliance with the leverage ratio covenant of our credit agreement. Amendment 15 to the credit agreement was effective as of June 1, 2020. Amendment 15 to the credit agreement, among other changes, decreased the borrowing base from $95.0 million to $64.0 million and established a monthly repayment schedule beginning June 1, 2020, through November 1, 2020, for the $11.0 million borrowing base deficiency; permitted the Recapitalization Transactions; introduced anti-cash hoarding provisions and restrictive covenants on capital and general and administrative spending; provided for all loans to bear payment-in-kind interest, capitalized on a quarterly basis; excluded certain assumed liabilities from the Current Ratio calculation for the quarters ending June 30, 2020,

September 30, 2020, and December 31, 2020; and required the Partnership’s Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX not to exceed:

•	5.75 to 1.00 for the quarter ending June 30, 2020,
•	5.00 to 1.00 for the quarter ending September 30, 2020,
•	4.50 to 1.00 for the quarter ending December 31, 2020, and
•	4.25 to 1.00 for the quarter ending March 31, 2021, and thereafter.

At June 30, 2020, we were in compliance with the financial covenants required by the credit agreement. Our ability to continue as a going concern is dependent on the re-negotiation of our revolving credit facility that matures May 1, 2021, or other measures such as the sale of assets or raising additional capital. These factors raise substantial doubt over the Partnership’s ability to continue as a going concern, and therefore, whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

Based on our cash balance and forecasted cash flows from operating activities we expect to be able to meet our debt service requirements and fund our other commitments and obligations in the near term. Although we currently expect our sources of cash to be sufficient to meet our near-term liquidity needs, there can be no assurance that our liquidity requirements will continue to be satisfied. Our lenders have the discretion to further decrease the borrowing base of our revolving credit facility. Any further reduction in the borrowing base under the revolving credit facility would negatively impact our ability to meet our debt service requirements and fund our other commitments and obligations. Due to the volatility of commodity prices, we may not be able to obtain funding in the equity or debt capital markets on terms we find acceptable. The cost of obtaining debt capital from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, and reduced and, in some cases, ceased to provide any new funding.

Revolving Credit Facility

At March 31, 2020, we were not in compliance with our leverage calculation ratio. Amendment 15 to the credit agreement was effective as of June 1, 2020. Amendment 15 to the credit agreement, among other changes decreased the borrowing base from $95.0 million to $64.0 million and established a monthly repayment schedule beginning June 1, 2020, through November 1, 2020, for the $11.0 borrowing base deficiency; permitted the Recapitalization Transactions; introduced anti-cash hoarding provisions and restrictive covenants on capital and general and administrative spending; provided for all loans to bear payment-in-kind interest, capitalized on a quarterly basis; excluded certain assumed liabilities from the Current Ratio calculation for the quarters ending June 30, 2020, September 30, 2020, and December 31, 2020; and required the Partnership’s Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX not to exceed:

•	5.75 to 1.0 for the quarter ending June 30, 2020,
•	5.00 to 1.0 for the quarter ending September 30, 2020,
•	4.50 to 1.0 for the quarter ending December 31, 2020,
•	4.25 to 1.0 for the quarter ending March 31, 2021, and thereafter.

At June 30, 2020, the Partnership was in compliance with the financial covenants required by the credit agreement. At August 10, 2020, the outstanding balances of our revolving credit facility and standby letter of credit were $71.8 million and $1.0 million, respectively. See Note 7 to the unaudited condensed consolidated financial statements for additional information on Amendment 15 to the credit agreement.

Capital Requirements

Our business requires continual investment to upgrade or enhance existing operations in order to increase and maintain our production and the size of our asset base. The primary purpose of growth capital is to acquire and develop producing assets that allow us to increase our production and asset base. To date, we have funded acquisition transactions through a combination of cash, available borrowing capacity under our revolving credit facility and through the issuance of equity, including the Preferred Units.

Due to the current oil and natural gas environment, Amendment 15 to our credit agreement restricted our capital spending for the remainder of 2020.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. At June 30, 2020, we had commodity derivative contracts covering 69% and 51%, respectively, of our estimated 2020 and 2021 average daily production (estimate calculated based on June 2020 net daily oil production volumes). See Note 4 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Sources and Uses of Cash

The following table summarizes the net change in cash and cash equivalents for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,			%
(in thousands)	2020	2019	Change	Change
Operating activities
Net used in operating activities	$1,934	$4,491	$(2,557)	(57%)
Investing activities
Acquisitions of oil and natural gas properties	(111)	(3,262)	3,151	97%
Additions to oil and natural gas properties	(5,526)	(5,085)	(441)	(9%)
Additions to other property and equipment	(69)	—	(69)	(100%)
Proceeds from sales of oil and natural gas properties	—	32,514	(32,514)	(100%)
Proceeds from sale of other assets	365	—	365	100%
Net cash (used in) provided by investing activities	(5,341)	24,167	(29,508)	(122%)
Financing activities
Proceeds from line of credit	6,000	7,000	(1,000)	(14%)
Payments on line of credit	(750)	(34,000)	33,250	98%
Distributions to preferred unitholders	(800)	(1,600)	800	50%
Debt issuance costs	(311)	—	(311)	(100%)
Net cash provided by (used in) financing activities	4,139	(28,600)	32,739	114%
Change in cash and cash equivalents	$732	$58	$674	1162%

Operating activities. The change in operating cash flows for the periods compared was primarily attributable to:

•	decreased oil and natural gas sales of $13.0 million; offset by
•	increased net settlements received on derivatives of $7.6 million; and
•	cash provided by the change in working capital of $2.5 million.

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

Off–Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief accounting officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the course of our ongoing preparations for making management’s report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, from time to time we have identified areas in need of improvement and have taken remedial actions to strengthen the affected controls as appropriate. We make these and other changes to enhance the effectiveness of our internal controls over financial reporting, which do not have a material effect on our overall internal control over financial reporting.

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

Our business has been, and will continue to be, affected by the coronavirus (COVID-19) pandemic.

The COVID-19 outbreak and the measures put in place to address it have negatively impacted the global economy, disrupted global supply chains, reduced global demand for oil and gas, and created significant volatility and disruption of financial and commodity markets. Public health officials have recommended or mandated certain precautions to mitigate the spread of COVID-19, including limiting non-essential gatherings of people, ceasing all non-essential travel and issuing “social or physical distancing” guidelines, “shelter-in-place” orders and mandatory closures or reductions in capacity for non-essential businesses. The full impact of the COVID-19 pandemic remains uncertain and will depend on the severity, location and duration of the effects and spread of the disease, the effectiveness and duration of actions taken by authorities to contain the virus or treat its effect, and how quickly and to what extent economic conditions improve. According to the National Bureau of Economic Research, as a result of the pandemic and its broad reach across the entire economy, the U.S. entered a recession in early 2020.

We have already been impacted by the COVID-19 pandemic. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information on how we have been impacted and the steps we have taken in response. Our business is likely to be further negatively impacted by the COVID-19 pandemic. These impacts could include but are not limited to:

•	Continued reduced demand for our products as a result of reductions in travel and commerce;
•

Disruptions in our supply chain due in part to scrutiny or embargoing of shipments from infected areas or invocation of force majeure clauses in commercial contracts due to restrictions imposed as a result of the global response to the pandemic;

•

Failure of third parties on which we rely, including our suppliers, contractors, joint venture partners and external business partners, to meet their obligations to the company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties or restrictions imposed in response to the disease outbreak;

•	Reduced workforce productivity caused by, but not limited to, illness, travel restrictions, quarantine, or government mandates;
•

Business interruptions resulting from a significant amount of our employees telecommuting in compliance with social distancing guidelines and shelter-in-place orders, as well as the implementation of protections for employees continuing to commute for work, such as personnel screenings and self-quarantines before or after travel; and

•	Voluntary or involuntary well shut-ins to support oil prices or alleviate storage shortages for our products.

Any of these factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, negatively impact our revenues and damage our financial condition, results of operations, cash flows and liquidity position. The pandemic continues to progress and evolve, and the full extent and duration of any such impacts cannot be predicted at this time because of the sweeping impact of the COVID-19 pandemic on daily life around the world.

We have been negatively affected and are likely to continue to be negatively affected by the recent swift and sharp drop in commodity prices.

The oil and gas business is fundamentally a commodity business and prices for crude oil, bitumen, natural gas, and NGLs can fluctuate widely depending upon global events or conditions that affect supply and demand. Recently, there has been a precipitous decrease in demand for oil globally, largely caused by the dramatic decrease in travel and commerce resulting from the COVID-19 pandemic. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information on commodity prices and how we have been impacted. There is no assurance of when or if commodity prices will return to pre-COVID-19 levels. The speed and extent of any recovery remains uncertain and is subject to various risks, including the duration, impact and actions taken to stem the proliferation of the COVID-19 pandemic, the extent to which those nations party to the OPEC plus production agreement decide to increase production of crude oil, natural gas, and NGLs, and other risks described in this Quarterly Report on Form 10-Q or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Even after a recovery, our industry will continue to be exposed to the effects of changing commodity prices given the volatility in commodity price drivers and the worldwide political and economic environment generally, as well as continued uncertainty caused by armed hostilities in various oil-producing regions around the globe. Our revenues, operating results and future rate of growth are highly dependent on the prices we receive for our crude oil, natural gas and NGLs. Many of the factors influencing these prices are beyond our control.

Lower crude oil, natural gas and NGL prices may have a material adverse effect on our revenues, operating income, cash flows and liquidity. As a result of the recent market downturn, we have entered into an amendment to our revolving credit facility which temporarily prohibits us from declaring a dividend on our common units. Lower prices may also limit the amount of reserves we can produce economically, thus adversely affecting our proved reserves, reserve replacement ratio and accelerating the reduction in our existing reserve levels as we continue production from upstream fields. Prolonged lower crude oil prices may affect certain decisions related to our operations, including decisions to reduce capital investments or decisions to shut-in production.

Significant reductions in crude oil, natural gas and NGLs prices could also require us to reduce our capital expenditures, impair the carrying value of our assets or discontinue the classification of certain assets as proved reserves. In the first six-

month period of 2020, we recognized several impairments, which are described in Note 5— Fair Value Disclosures. If the outlook for commodity prices remain low relative to their historic levels, and as we continue to optimize our investments and exercise capital flexibility, it is reasonably likely we will incur future impairments to long-lived assets. Although it is not reasonably practicable to quantify the impact of any future impairments or estimated change to our unit-of-production at this time, our results of operations could be adversely affected as a result.

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

We recently competed the Recapitalization Transactions which resulted in the composition of our Board and management changing.

Upon consummation of the Recapitalization Transactions, the composition of the Board and management of our general partner was changed. The Board now consists of four directors, all of whom are new to the Partnership. Our new directors and management have different backgrounds, experiences and perspectives from those individuals who previously served on the board and as management and, thus, may have different views on the issues that will determine the future of the Partnership. As a result, the future strategy and plans of the Partnership may differ materially from those of the past.

Since the majority of our common units are owned by one significant unitholder, our other unitholders may not be able to influence control of our Partnership or decision making by our management.

One significant unitholder beneficially owns approximately 56% of our outstanding common units. The interests of this unitholder may not be, at all times, the same as that of our other unitholders. This significant unitholder will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including our merger with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of our company, which may be disadvantageous to minority unitholders.

Our Partnership Agreement continues to replace our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

Our Partnership Agreement was amended and restated in connection with the Recapitalization Transactions and continues to contain provisions that eliminate the fiduciary standards to which our general partner and its officers and directors would otherwise be held by state fiduciary law and replaces those duties with several different contractual standards. For example, our Partnership Agreement permits our general partner to make a number of decisions in its sole discretion, free of any duties to us and holders of our common units other than the implied contractual covenant of good faith and fair dealing. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us or our unitholders. In addition, our Partnership Agreement grants broad rights of indemnification to our general partner and its officers and directors. By owning a common unit, a holder is treated as having consented to the provisions in our Partnership Agreement.

Our Partnership Agreement continues to restrict the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our Partnership Agreement was amended and restated in connection with the Recapitalization Transactions and continues to contain provisions that restrict the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our Partnership Agreement:

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

Beginning on July 1, 2020, we will rely primarily on Contango to manage us and operate our assets. Upon the consummation of the Recapitalization Transactions, we entered into a services agreement with Contango Resources effective on July 1, 2020, pursuant to which Contango Resources will provide management, administrative and operational services to us after the termination of a transition service agreement with Mid-Con Energy Operating.

Contango Resources will also continue to provide substantially similar services and personnel to the affiliates of Contango Resources and, as a result, may not have sufficient human, technical and other resources to provide those services at a level that it would be able to provide to us if it did not provide similar services to these other entities. Additionally, Contango may make internal decisions on how to allocate its available resources and expertise that may not always be in our best interest compared to those of the affiliates of Contango or other affiliates of our general partner. There is no requirement that Contango Resources favor us over these other entities in providing its services. If the employees of Contango Resources do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The private placement of common units in connection with the Recapitalization Transactions relied upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At March 31, 2020, we were in default of the Consolidated Funded Indebtedness to Consolidated EBITDAX covenant under our existing credit agreement. On June 4, 2020, we entered into Amendment 15 to our credit agreement in conjunction with the closing of the Recapitalization Transactions, which included a waiver of this default. At June 30, 2020, we were in compliance with financial covenants required by our credit agreement.

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

10.5+	Separation Agreement between Philip Houchin and Mid-Con Energy GP, LLC dated July 31, 2020.

31.1+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Chief Executive Officer

31.2+	Rule 13a-14(a)/ 15(d)- 14(a) Certification of Principal Financial Officer

32.1+	Section 1350 Certificate of Chief Executive Officer

32.2+	Section 1350 Certificate of Principal Financial Officer

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

+	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-CON ENERGY PARTNERS, LP

By: Mid-Con Energy GP, LLC, its general partner

August 14, 2020	By:	/s/ Sherry L. Morgan
Sherry L. Morgan
Chief Executive Officer

August 14, 2020	By:	/s/ Jodie L. DiGiacomo
Jodie L. DiGiacomo
Chief Accounting Officer
as Principal Financial Officer