Form 10-Q
period 2020-09-30
Mid-Con Energy Partners, LP
filed 2020-11-16
CIK 1527709

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(918) 748-3361

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

As of November 6, 2020, the registrant had 14,311,522 common units outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about:

•

risks related to our pending Merger, as defined herein, with Contango Oil & Gas Co., including, but not limited to, disruption of management time from ongoing business operations due to the Merger, the risk of any litigation relating to the Merger and the risk that the parties may not be able to satisfy the conditions to the completion of the Merger in a timely manner or at all;

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

The forward-looking statements contained in this Form 10-Q are largely based on our expectations, which reflect estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors. Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management’s assumptions about future events may prove to be inaccurate. All readers are cautioned that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance and we cannot assure any reader that such statements will be realized or that the forward-looking events will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to factors described in the “Risk Factors” section included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, (“Annual Report”) and Part II - Item 1A in this Form 10-Q. All forward-looking statements speak only as of the date made, and other than as required by law, we do not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except number of units)

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$424	$255
Accounts receivable	4,114	6,853
Derivative financial instruments	7,225	—
Prepaid expenses	228	87
Assets held for sale	—	365
Total current assets	11,991	7,560
Property and equipment
Oil and natural gas properties, successful efforts method
Proved properties	265,083	261,375
Unproved properties	4,290	3,125
Other property and equipment	985	1,262
Accumulated depletion, depreciation, amortization and impairment	(98,609)	(72,303)
Total property and equipment, net	171,749	193,459
Derivative financial instruments	1,372	730
Other assets	1,758	1,020
Total assets	$186,870	$202,769

LIABILITIES, CONVERTIBLE PREFERRED UNITS AND EQUITY
Current liabilities
Accounts payable
Trade	$864	$320
Related parties	2,743	6,902
Derivative financial instruments	—	1,944
Accrued liabilities	2,575	795
Other current liabilities	454	430
Current debt	69,737	—
Total current liabilities	76,373	10,391
Long-term debt	—	68,000
Other long-term liabilities	113	457
Asset retirement obligations	32,179	30,265
Commitments and contingencies
Class A convertible preferred units - 0 and 11,627,906 issued and outstanding, respectively	—	22,964
Class B convertible preferred units - 0 and 9,803,921 issued and outstanding, respectively	—	14,829
Equity, per accompanying statements
General partner	—	(793)
Limited partners - 14,311,522 and 1,541,215 units issued and outstanding, respectively	78,205	56,656
Total equity	78,205	55,863
Total liabilities, convertible preferred units and equity	$186,870	$202,769

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Oil sales	$9,632	$15,468	$28,253	$46,854
Natural gas sales	271	283	635	930
Other operating revenues	226	271	547	983
(Loss) gain on derivatives, net	(1,379)	5,730	19,062	(3,072)
Total revenues	8,750	21,752	48,497	45,695
Operating costs and expenses
Lease operating expenses	5,124	8,293	18,640	22,710
Production and ad valorem taxes	533	1,333	1,781	4,084
Other operating expenses	282	536	1,158	1,426
Impairment of proved oil and natural gas properties	—	180	19,547	384
Depreciation, depletion and amortization	2,104	2,559	6,759	8,026
Accretion of discount on asset retirement obligations	445	423	1,283	1,168
General and administrative	2,176	1,404	7,956	6,414
Total operating costs and expenses	10,664	14,728	57,124	44,212
Gain on sales of oil and natural gas properties, net	—	—	—	9,692
(Loss) income from operations	(1,914)	7,024	(8,627)	11,175
Other (expense) income
Interest income	—	1	1	10
Interest expense	(1,630)	(1,175)	(3,998)	(4,019)
Other (expense) income	5	4	(42)	53
Gain on sale of other assets	—	123	—	123
Loss on settlements of asset retirement obligations	—	(16)	(15)	(72)
Total other expense	(1,625)	(1,063)	(4,054)	(3,905)
Net (loss) income	(3,539)	5,961	(12,681)	7,270
Less: Distributions to preferred unitholders	—	1,166	1,172	3,472
Less: General partner's interest in net income	—	69	—	84
Limited partners' interest in net (loss) income	$(3,539)	$4,726	$(13,853)	$3,714
Limited partners' interest in net (loss) income per unit
Basic	$(0.25)	$3.08	$(1.97)	$2.42
Diluted	$(0.25)	$1.79	$(1.97)	$1.41

Weighted average limited partner units outstanding
Limited partner units (basic)	14,312	1,541	7,048	1,537
Limited partner units (diluted)	14,312	2,659	7,048	2,657

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(12,681)	$7,270
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	6,759	8,026
Debt issuance costs amortization	588	533
Accretion of discount on asset retirement obligations	1,283	1,168
Impairment of proved oil and natural gas properties	19,547	384
Loss on settlements of asset retirement obligations	15	72
Cash paid for settlements of asset retirement obligations	(21)	(96)
Paid-in-kind interest on revolving credit facility	487	—
Mark to market on derivatives
(Gain) loss on derivatives, net	(19,062)	3,072
Cash settlements received (paid) for matured derivatives, net	9,251	(750)
Gain on sales of oil and natural gas properties	—	(9,692)
Gain on sale of other assets	—	(123)
Non-cash equity-based compensation	271	577
Changes in operating assets and liabilities
Accounts receivable	2,739	(1,246)
Prepaid expenses and other assets	(1,070)	(84)
Accounts payable - trade and accrued liabilities	123	(226)
Accounts payable - related parties	(2,379)	1,537
Net cash provided by operating activities	5,850	10,422
Cash flows from investing activities
Acquisitions of oil and natural gas properties	(111)	(3,296)
Additions to oil and natural gas properties	(5,905)	(9,363)
Additions to other property and equipment	(84)	—
Proceeds from sales of oil and natural gas properties	—	32,514
Proceeds from sale of other assets	365	123
Net cash (used in) provided by investing activities	(5,735)	19,978
Cash flows from financing activities
Proceeds from line of credit	6,000	8,000
Payments on line of credit	(4,750)	(36,000)
Debt issuance costs	(396)	—
Distributions to Class A convertible preferred units	(500)	(1,500)
Distributions to Class B convertible preferred units	(300)	(900)
Net cash provided by (used in) financing activities	54	(30,400)
Net increase in cash and cash equivalents	169	—
Beginning cash and cash equivalents	255	467
Ending cash and cash equivalents	$424	$467

See accompanying notes to condensed consolidated financial statements

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2019	$(793)	1,541	$56,656	$55,863
Equity-based compensation	—	17	78	78
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(323)	(323)
Accretion of beneficial conversion feature of Class B convertible preferred units		—	(49)	(49)
Net income	31	—	2,752	2,783
Balance, March 31, 2020	(762)	1,558	58,314	57,552
Equity-based compensation	—	11	193	193
Distributions to Class A convertible preferred units	—	—	(333)	(333)
Distributions to Class B convertible preferred units	—	—	(200)	(200)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(219)	(219)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(32)	(32)
Conversion of Preferred Units Class A and Class B to common units	—	12,725	36,708	36,708
Conversion of General Partner to common units	762	18	(762)	—
Net loss	—	—	(11,925)	(11,925)
Balance, June 30, 2020	—	14,312	81,744	81,744
Net loss	—	—	(3,539)	(3,539)
Balance, September 30, 2020	$—	14,312	$78,205	$78,205

See accompanying notes to condensed consolidated financial statements.

Mid-Con Energy Partners, LP and subsidiaries

Condensed Consolidated Statements of Changes in Equity

(in thousands)

(Unaudited)

	General	Limited Partners		Total
	Partner	Units	Amount	Equity

Balance, December 31, 2018	$(786)	1,522	$61,195	$60,409
Equity-based compensation	—	19	334	334
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(301)	(301)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(48)	(48)
Net loss	(45)	—	(3,743)	(3,788)
Balance, March 31, 2019	(831)	1,541	56,637	55,806
Equity-based compensation	—		122	122
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(309)	(309)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(48)	(48)
Net income	60	—	5,037	5,097
Balance, June 30, 2019	(771)	1,541	60,639	59,868
Equity-based compensation	—	1	121	121
Distributions to Class A convertible preferred units	—	—	(500)	(500)
Distributions to Class B convertible preferred units	—	—	(300)	(300)
Accretion of beneficial conversion feature of Class A convertible preferred units	—	—	(317)	(317)
Accretion of beneficial conversion feature of Class B convertible preferred units	—	—	(49)	(49)
Net income	69	—	5,892	5,961
Balance, September 30, 2019	$(702)	1,542	$65,486	$64,784

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

Liquidity and Going Concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of normal business activities and the realization of assets and settlement of liabilities in the normal course of business. At March 31, 2020, the Partnership was not in compliance with the leverage ratio covenant of our credit agreement. On June 4, 2020, Amendment 15 to the credit agreement was executed, decreasing the borrowing base of the revolving credit facility from $95.0 million to $64.0 million, establishing a repayment schedule for the borrowing base deficiency and waiving the March 31, 2020, leverage ratio noncompliance. See Note 7 in this section for additional information on Amendment 15 to the credit agreement. At September 30, 2020, the Partnership was in compliance with the financial covenants required by the credit agreement. Our ability to continue as a going concern is dependent on the re-negotiation of our revolving credit agreement that matures May 1, 2021, or other measures such as the sale of assets or raising additional capital. There can be no assurance, however, that such discussions will result in a refinancing of the credit facility on acceptable terms, if at all, or provide any specific amount of additional liquidity. These factors raise substantial doubt over the Partnership’s ability to continue as a going concern for at least one year from the date that these financial statements are issued, and therefore, whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the unaudited condensed consolidated financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, nor do they include adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classifications of liabilities that might be necessary should the Partnership be unable to continue as a going concern.

Non-cash Investing and Supplemental Cash Flow Information

The following presents the non-cash investing and supplemental cash flow information for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Non-cash investing information
Conversion of preferred equity to common units	$(36,708)	$—
Change in oil and natural gas properties - assets received in exchange	$—	$38,533
Change in oil and natural gas properties - accrued capital expenditures	$(2,140)	$455
Change in oil and natural gas properties - accrued acquisitions	$360	$(1,462)
Supplemental cash flow information
Cash paid for interest	$2,848	$3,639

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

Strategic Transaction

In March 2019, we simultaneously closed the previously announced definitive agreements to sell substantially all of our oil and natural gas properties located in Texas for $60.0 million and to purchase certain oil and natural gas properties located in Osage, Grady and Caddo Counties in Oklahoma for an aggregate purchase price of $27.5 million, both agreements subject to customary purchase price adjustments. We received net proceeds of $32.5 million at the close of this strategic transaction (“Strategic Transaction”) of which $32.0 million was used to reduce borrowings outstanding under our revolving credit facility. The acquired properties were accounted for as an asset acquisition. A gain on the sale of oil and natural gas properties of $9.5 million was reported in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019.

The following table presents revenues and expenses of the oil and natural gas properties sold included in the accompanying unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Oil and natural gas sales	$—	$—	$—	$4,689
Expenses(1)	$—	$63	$—	$3,433
(1) Expenses include lease operating expenses ("LOE"), production and ad valorem taxes, accretion and depletion.

Divestiture

On January 23, 2020, we closed the sale of land in Southern Oklahoma for a net cash settlement of $0.4 million. At December 31, 2019, the carrying value of $0.4 million was presented in “Assets held for sale” in our unaudited condensed consolidated balance sheets. No gain or loss on the transaction was recorded during the nine months ended September 30, 2020.

Note 3. Equity Awards

We have a long-term incentive program (the “Long-Term Incentive Program”) for employees, officers, consultants and directors of our general partner and its former affiliates, including Mid-Con Energy Operating, LLC (“Mid-Con Energy Operating”) and ME3 Oilfield Service, LLC (“ME3 Oilfield Service”), who performed services for us. The Long-Term Incentive Program allows for the award of unit options, unit appreciation rights, unrestricted units, restricted units, phantom units, distribution equivalent rights granted with phantom units and other types of awards. The Long-Term Incentive Program is administered by the voting members of our general partner and approved by the Board of Directors of our general partner (the “Board”). If an employee terminates employment prior to the restriction lapse date, the awarded units are forfeited and canceled and are no longer considered issued and outstanding.

The following table shows the number of existing awards and awards available under the Long-Term Incentive Program at September 30, 2020:

Number of Common Units
Approved and authorized awards	175,700
Unrestricted units granted	(69,160)
Restricted units granted, net of forfeitures	(19,971)
Equity-settled phantom units granted, net of forfeitures	(72,251)
Awards available for future grant	14,318

We recognized $0.3 million of total equity-based compensation expense for the nine months ended September 30, 2020, respectively. We recognized $0.2 million and $0.6 million of total equity-based compensation expense for the three and nine months ended September 30, 2019. These costs are reported as a component of general and administrative expenses (“G&A”) in our unaudited condensed consolidated statements of operations.

Unrestricted Unit Awards

During the nine months ended September 30, 2020, we granted 1,633 unrestricted units with an average grant date fair value of $5.20, as adjusted for the reverse unit split. During the nine months ended September 30, 2019, we granted 2,500 unrestricted units with an average grant date fair value of $20.80 per unit, as adjusted for the reverse unit split.

Equity-Settled Phantom Unit Awards

Equity-settled phantom units vest over a period of two or three years. During the nine months ended September 30, 2020, we did not grant any equity-settled phantom units. During the nine months ended September 30, 2019, we granted 25,500 equity-settled phantom units with a two-year vesting period and 3,300 equity-settled phantom units with a three-year vesting period, as adjusted for the reverse split.

A summary of our equity-settled phantom unit awards for the nine months ended September 30, 2020, is presented below:

	Number of Equity-Settled Phantom Units	Average Grant Date Fair Value per Unit
Outstanding at December 31, 2019	28,550	$25.00
Units vested	(26,267)	$15.73
Units forfeited	(2,283)	$23.24
Outstanding at September 30, 2020	-

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

At September 30, 2020, our commodity derivative contracts were in a net asset position with a fair value of $8.6 million, whereas at December 31, 2019, our commodity derivative contracts were in a net liability position with a fair value of $1.2 million. All of our commodity derivative contracts are with major financial institutions that are also lenders under our revolving credit facility. Should one of these financial counterparties not perform, we may not realize the benefit of some of our commodity derivative contracts under lower commodity prices and we could incur a loss. As of September 30, 2020, all of our counterparties have performed pursuant to the terms of their commodity derivative contracts.

The following tables summarize the gross fair value by the appropriate balance sheet classification, even when the derivative financial instruments are subject to netting arrangements and qualify for net presentation, in our unaudited condensed consolidated balance sheets at September 30, 2020, and December 31, 2019:

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
September 30, 2020
Assets
Derivative financial instruments - current asset	$7,341	$(116)	$7,225
Derivative financial instruments - long-term asset	1,459	(87)	$1,372
Total	8,800	(203)	8,597

Liabilities
Derivative financial instruments - current liability	(116)	116	—
Derivative financial instruments - long-term liability	(87)	87	—
Total	(203)	203	—
Net asset	$8,597	$—	$8,597

(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Unaudited Condensed Consolidated Balance Sheets	Net Amounts Presented in the Unaudited Condensed Consolidated Balance Sheets
December 31, 2019
Assets
Derivative financial instruments - long-term asset	$1,635	$(905)	$730
Total	1,635	(905)	730

Liabilities
Derivative financial instruments - current liability	(1,944)	—	(1,944)
Derivative financial instruments - long-term liability	(905)	905	—
Total	(2,849)	905	(1,944)
Net liability	$(1,214)	$—	$(1,214)

The following table presents the impact of derivative financial instruments and their location within the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net settlements on matured derivatives	$2,267	$(164)	$9,251	$(750)
Net change in fair value of derivatives	(3,646)	5,894	9,811	(2,322)
Total (loss) gain on derivatives, net	$(1,379)	$5,730	$19,062	$(3,072)

At September 30, 2020, and December 31, 2019, our commodity derivative contracts had maturities at various dates through December 2021 and were comprised of commodity price swap and collar contracts. At September 30, 2020, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2020	$57.44	$—	$—	1,786	NYMEX-WTI
Swaps - 2021	$55.78	$—	$—	672	NYMEX-WTI
Collars - 2021	$—	$52.00	$58.80	672	NYMEX-WTI

At December 31, 2019, we had the following oil derivatives net positions:

Period Covered	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price	Total Bbls Hedged/day	Index
Swaps - 2020	$55.81	$—	$—	1,931	NYMEX-WTI
Swaps - 2021	$55.78	$—	$—	672	NYMEX-WTI
Collars - 2021	$—	$52.00	$58.80	672	NYMEX-WTI

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

When the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. We had no transfers in or out of Levels 1, 2 or 3 for the nine months ended September 30, 2020, and for the year ended December 31, 2019.

Our estimates of fair value have been determined at discrete points in time based on relevant market data. These estimates involve uncertainty and cannot be determined with precision. There were no material changes in valuation approach or related inputs for the nine months ended September 30, 2020, and for the year ended December 31, 2019.

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

The following sets forth, by level within the hierarchy, the fair value of our assets and liabilities measured at fair value on a recurring basis as of September 30, 2020, and December 31, 2019:

(in thousands)	Level 1	Level 2	Level 3	Fair Value
September 30, 2020
Derivative financial instruments - asset	$—	$8,800	$—	$8,800
Derivative financial instruments - liability	$—	$203	$—	$203
December 31, 2019
Derivative financial instruments - asset	$—	$1,635	$—	$1,635
Derivative financial instruments - liability	$—	$2,849	$—	$2,849

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

Impairment

The need to test oil and natural gas assets for impairment may result from significant declines in sales prices or downward revisions in estimated quantities of oil and natural gas reserves. If the carrying value of the long-lived assets exceeds the estimated undiscounted future net cash flows, an impairment expense is recognized for the difference between the estimated fair value and the carrying value of the assets. Due to the unprecedented decline in oil prices, we recorded impairment expense of $19.5 million for the nine months ended September 30, 2020. We recorded impairment expense of $0.2 million and $0.4 million for the three and nine months ended September 30, 2019.

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

As of September 30, 2020, and December 31, 2019, our ARO were reported as asset retirement obligations in our unaudited condensed consolidated balance sheets. Changes in our ARO for the periods indicated are presented in the following table:

(in thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Asset retirement obligations - beginning of period	$30,265	$26,001
Liabilities incurred for new wells and interest	637	8,840
Liabilities settled upon plugging and abandoning wells	(6)	(24)
Liabilities removed upon sale of wells	—	(5,795)
Revision of estimates	—	(353)
Accretion expense	1,283	1,596
Asset retirement obligations - end of period	$32,179	$30,265

Note 7. Debt

We had outstanding borrowings under our revolving credit facility of $69.7 million and $68.0 million at September 30, 2020, and December 31, 2019, respectively. Our current revolving credit facility matures in May 2021. Borrowings under the facility are secured by liens on not less than 90% of the value of our proved reserves. At March 31, 2020, we were not in compliance with our leverage ratio covenant, which was waived in Amendment 15 to the credit agreement, executed June 4, 2020. At September 30, 2020, we were in compliance with the financial covenants required by our credit agreement.

The borrowing base of our revolving credit facility is collectively determined by our lenders based on the value of our proved oil and natural gas reserves using assumptions regarding future prices, costs and other variables. The borrowing base is subject to scheduled redeterminations in the spring and fall of each year with an additional redetermination, either at our request or at the request of the lenders, during the period between each scheduled borrowing base redetermination. An additional borrowing base redetermination may be made at the request of the lenders in connection with a material disposition of our properties or a material liquidation of a hedge contract. Our spring 2020 redetermination was finalized in June 2020. The next semi-annual redetermination is expected to occur on or before December 31, 2020.

At September 30, 2020, borrowings under the revolving credit facility bore interest at a floating rate based on, at our election, the greater of the prime rate of Wells Fargo Bank, National Association, the federal funds effective rate plus 0.50% and the one month adjusted London Interbank Offered Rate (“LIBOR”) plus 1.0%, all of which are subject to a margin that varies from 1.75% to 2.75% per annum according to the borrowing base usage (which is the ratio of outstanding borrowings and letters of credit to the borrowing base then in effect), or the applicable LIBOR plus a margin that varies from 2.75% to 3.75% per annum according to the borrowing base usage. For the three months ended September 30, 2020, the average effective rate was 6.77%. Any unused portion of the borrowing base is subject to a commitment fee of 0.50% per annum. Letters of credit are subject to a letter of credit fee that varies from 2.75% to 3.75% according to usage.

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

Amendment 15 to the credit agreement, effective June 1, 2020, among other changes decreased the borrowing base from $95.0 million to $64.0 million and established a monthly repayment schedule beginning June 1, 2020, through November 1, 2020, for the $11.0 million borrowing base deficiency (such amount due on November 1, 2020, the “Original Deficiency Balance Amount”); permitted the Recapitalization Transactions; introduced anti-cash hoarding provisions and restrictive covenants on capital and general and administrative spending; provided for all loans to bear payment-in-kind interest, capitalized on a quarterly basis; excluded certain assumed liabilities from the Current Ratio calculation for the quarters ending June 30, 2020, September 30, 2020, and December 31, 2020; and required the Partnership’s Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX not to exceed:

•	5.75 to 1.0 for the quarter ending June 30, 2020,
•	5.00 to 1.0 for the quarter ending September 30, 2020;
•	4.50 to 1.0 for the quarter ending December 31, 2020; and
•	4.25 to 1.0 for the quarter ending March 31, 2021, and thereafter.

Note 8. Commitments and Contingencies

Services Agreement

The Partnership entered into a management services agreement with Contango Resources, Inc. (“Contango Resources”) on June 4, 2020, as part of the Recapitalization Transactions. Under the agreement, effective July 1, 2020, Contango Resources provides management and administrative services and serves as the operator of the Partnership’s assets for a flat fee arrangement of $4.0 million annually, plus a maximum $2.0 million termination fee. These expenses were included in G&A in our unaudited condensed consolidated statements of operations.

Employment Agreements

As part of the Recapitalization Transactions, the general partner terminated the employment agreements of Charles R. Olmstead and Jeffrey R. Olmstead. Pursuant to the employment agreements, each employee served in his respective position with our general partner and had duties, responsibilities and authority as the Board specified from time to time, in roles consistent with such positions that were assigned to them. The agreements stipulated that if there was a change of control, termination of employment, with cause or without cause, or death of the executive certain payments would be made to the executive officer. No payments were made under the employment agreements.

Change in Control Severance Plan

On July 24, 2019, the Board adopted a Change in Control Severance Plan that provides severance benefits to certain key management employees of the former general partner and its affiliates. The Change in Control Severance Plan provides for the payment of cash compensation and certain other benefits to eligible employees in the event of a change in control and a qualifying termination of employment. The obligations under the Change in Control Severance Plan are generally based on the terminated employee’s cash compensation and position within the Partnership. Depending on the facts and circumstances associated with a potential change in control, the total payments made pursuant to the Change in Control Severance Plan could be material. At September 30, 2020, no liability has been recorded associated with the Change in Control Severance Plan. For a more detailed description of the Change in Control Severance Plan, please refer to our Current Report on Form 8-K filed with the SEC on July 26, 2019.

Legal

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not currently a party to any material legal proceedings. In addition, we are not aware of any material legal or governmental proceedings against us under the various environmental protection statutes to which we are subject.

Note 9. Equity

Common Units

At September 30, 2020, and December 31, 2019, the Partnership’s equity consisted of 14,311,522 and 1,541,215 common units, respectively, representing a 100% and 98.8% limited partnership interest in us, respectively.

Our Partnership Agreement requires us to distribute all of our available cash on a quarterly basis. Our available cash is our cash on hand at the end of a quarter after the payment of our expenses and the establishment of reserves for future capital expenditures and operational needs, including cash from working capital borrowings. As of September 30, 2020, cash distributions to our common units continued to be indefinitely suspended. Our credit agreement stipulates written consent from our lenders is required in order to reinstate common unit distributions. Management and the Board will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining future distributions. The suspension of common unit cash distributions is designed to preserve liquidity and reallocate excess cash flow towards capital expenditure projects and debt reduction to maximize long-term value for our unitholders. There is no assurance as to future cash distributions since they are dependent upon our projections for future earnings, cash flows, capital requirements, financial conditions and other factors.

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

Class A Preferred Units

On August 11, 2016, we completed a private placement of 11,627,906 Class A Preferred Units for an aggregate offering price of $25.0 million. The Class A Preferred Units were issued at a price of $2.15 per Class A Preferred Unit. Proceeds from this issuance were used to fund an acquisition and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $24.6 million in connection with the issuance of these Class A Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class A Preferred Units ($18.6 million) and the beneficial conversion feature ($6.0 million). Accretion of the beneficial conversion feature was $0.5 million for the nine months ended September 30, 2020, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2019. The registration statement registering resales of common units issued upon conversion of the Class A Preferred Units was declared effective by the SEC on June 14, 2017.

As the holders of all the Partnership’s Preferred Units received payment-in-kind for all accrued distributions as part of the previously announced Recapitalization Transactions, the Partnership did not accrue any distributions as of September 30, 2020. The following table summarizes cash distributions paid on our Class A Preferred Units during the nine months ended September 30, 2020:

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

Class B Preferred Units

On January 31, 2018, we completed a private placement of 9,803,921 Class B Preferred Units for an aggregate offering price of $15.0 million. The Class B Preferred Units were issued at a price of $1.53 per Class B Preferred Unit. Proceeds from this issuance were used to fund the acquisition of certain oil and natural gas properties located in Campbell and Converse Counties, Wyoming, and for general partnership purposes, including the reduction of borrowings under our revolving credit facility. We received net proceeds of $14.9 million in connection with the issuance of these Class B Preferred Units. We allocated these net proceeds, on a relative fair value basis, to the Class B Preferred Units ($14.2 million) and the beneficial conversion feature ($0.7 million). Accretion of the beneficial conversion feature was $0.1 million for the nine months ended September 30, 2020, and $0.1 million for the three and nine months ended September 30, 2019. The registration statement registering resales of common units issued upon conversion of the Class B Preferred Units was declared effective by the SEC on May 25, 2018.

As the holders of all the Partnership’s Preferred Units received payment-in-kind for all accrued distributions as part of the previously announced Recapitalization Transactions, the Partnership did not accrue any distributions as of September 30, 2020. The following table summarizes cash distributions paid on our Class B Preferred Units during the nine months ended September 30, 2020:

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

Allocation of Net Income or Loss

Net income or loss was allocated to our general partner in proportion to its pro-rata ownership during the period. The remaining net income or loss was allocated to the limited partner unitholders net of Preferred Unit distributions, including accretion of the Preferred Unit beneficial conversion feature. In the event of net income, diluted net income per partner unit reflected the potential dilution of non-vested restricted stock awards and the conversion of Preferred Units. On June 4, 2020, as part of the Recapitalization Transactions, the general partner units were converted to common units; therefore, net income or loss will no longer be allocated to our general partner.

Note 10. Related Party Transactions

Agreements with Affiliates

The following agreements were negotiated among affiliated parties and, consequently, are not the result of arm’s length negotiations. The following is a description of those agreements that were entered into with the affiliates of our former board member and Chief Executive Officer, Mr. Charles R. Olmstead.

Services Agreement

Prior to the Recapitalization Transactions on June 4, 2020, we were party to a services agreement with our former affiliate, Mid-Con Energy Operating, pursuant to which Mid-Con Energy Operating provided certain services to us, including managerial, administrative and operational services. The operational services included marketing, geological and engineering services. We reimbursed Mid-Con Energy Operating, on a monthly basis, for the allocable expenses it incurred in its performance under the services agreement. These expenses included, among other things, salary, bonus, incentive compensation and other amounts paid to persons who performed services for us or on our behalf and other expenses allocated by Mid-Con Energy Operating to us. These expenses were included in G&A in our unaudited condensed consolidated statements of operations.

The Partnership entered into a management services agreement with Contango Resources on June 4, 2020, as part of the Recapitalization Transactions. Under the agreement, effective July 1, 2020, Contango Resources provides management and administrative services and serves as operator of the Partnership’s assets for a flat fee arrangement of $4.0 million annually, plus a maximum $2.0 million termination fee. These expenses were included in G&A in our unaudited condensed consolidated statements of operations.

Operating Agreements

Prior to the Recapitalization Transactions on June 4, 2020, we, along with various third parties with an ownership interest in the same property, were parties to standard oil and natural gas joint operating agreements with our former affiliate, Mid-Con Energy Operating. We and those third-parties paid Mid-Con Energy Operating overhead associated with operating our properties and for its direct and indirect expenses that were chargeable to the wells under their respective operating agreements. The majority of these expenses were included in LOE in our unaudited condensed consolidated statements of operations. Mid-Con Energy Operating resigned as operator under these joint operating agreements and Contango Resources became operator on July 1, 2020. Pursuant to the Management Services Agreement with Contango Resources, Contango Resources does not charge overhead associated with operating our properties.

Oilfield Services

Prior to the Recapitalization Transactions on June 4, 2020, we were party to operating agreements, pursuant to which our former affiliate, Mid-Con Energy Operating, billed us for oilfield services performed by our affiliates, ME3 Oilfield Service and ME2 Well Services, LLC. These amounts were either included in LOE in our unaudited condensed consolidated statements of operations or were capitalized as part of oil and natural gas properties in our unaudited condensed consolidated balance sheets. Mid-Con Energy Operating resigned as operator under these service agreements, and Contango Resources became operator on July 1, 2020.

Other Agreements

Prior to the Recapitalization Transactions on June 4, 2020, we were party to monitoring fee agreements with Bonanza Fund Management, Inc. (“Bonanza”), a Class A Preferred Unitholder, and Goff Focused Strategies, LLC (“GFS”), a Class B Preferred Unitholder, pursuant to which we paid Bonanza and GFS a quarterly monitoring fee in connection with monitoring the purchasers’ investments in the Preferred Units. These expenses were included in G&A in our unaudited condensed consolidated statements of operations.

The following table summarizes the related party transactions for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Services agreement	$1,000	$719	$3,600	$2,196
Operating agreements	3,629	2,809	8,652	8,353
Oilfield services	—	1,580	2,657	4,092
Other agreements	—	80	116	240
	$4,629	$5,188	$15,025	$14,881

At September 30, 2020, we had a net payable to Contango Resources of $2.5 million, comprised of joint interest billings payable of $4.6 million, offset by an oil and natural gas revenue receivable of $2.1 million. At December 31, 2019, we had a net payable to our former affiliate, Mid-Con Energy Operating, of $6.9 million, comprised of a joint interest billing payable of $7.8 million and a payable for operating services and other miscellaneous items of $0.8 million, offset by an oil and natural gas revenue receivable of $1.7 million. These amounts were included in accounts payable-related parties in our unaudited condensed consolidated balance sheets.

Note 11. Revenue Recognition

Revenue from Contracts with Customers

Under our oil and natural gas sales contracts, enforceable rights and obligations arise at the time production occurs on dedicated leases as the Partnership promises to deliver goods in the form of oil or natural gas production on contractually-specified leases to the purchasers. Sales of oil and natural gas are recognized at the point that control of the product is transferred to the customer; title and risk of loss to the product generally transfers at the delivery point specified in the contract. We do not extract natural gas liquids (“NGLs”) from our natural gas production prior to the sale and transfer of title of the natural gas stream to our purchasers. While some of our purchasers extracted NGLs from the natural gas stream sold by us to them, we had no ownership in such NGLs. The Partnership commits and dedicates for sale all of the oil or natural gas production from contractually agreed-upon leases to the purchaser. Our oil contract pricing provisions are tied to a market index, with certain marketing adjustments, including location and quality differentials as well as certain embedded marketing fees. The majority of our natural gas contract pricing provisions are tied to a market index less customary deductions, such as gathering, processing and transportation. Payment is typically received 30 to 60 days after the date production is delivered. We had no significant natural gas imbalances at September 30, 2020 and 2019.

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

A summary of our leases is presented below:

(in thousands)	Classification	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Assets
Operating	Other property and equipment	$474	$835
Total lease assets		$474	$835

Liabilities
Current operating	Other current liabilities	$454	$430
Non-current operating	Other long-term liabilities	113	457
Total lease liabilities		$567	$887

		Three Months Ended September 30,		Nine Months Ended September 30,
	Classification	2020	2019	2020	2019
Operating lease expense(1)(2) (in thousands)	G&A expense	$106	$64	$324	$195
Weighted average remaining lease term (months)
Operating leases		15	26	15	26
Weighted average discount rate
Operating leases		5.7%	5.7%	5.7%	5.7%

(1) Includes short-term leases.

(2) There is not a material difference between cash paid and amortized expense.

Future minimum lease payments under the non-cancellable operating leases are presented in the following table:

(in thousands)	Operating Leases
Remaining 2020	$117
2021	471
Total lease maturities	588
Less: imputed interest	21
Present value of lease liabilities	$567

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

Note 14. Subsequent Events

Proposed Merger with Contango Oil and Gas and Redetermination Postponement

On October 25, 2020, the Partnership, the general partner, Contango Oil & Gas Company, a Texas corporation (“Contango”) and the Michael Merger Sub LLC, a Delaware limited liability company and a wholly-owned, direct subsidiary of Contango (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Upon the terms and subject to the conditions of the Merger Agreement, Mid-Con will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a limited liability company and a wholly-owned, direct subsidiary of Contango.

At the effective time of the Merger (the “Effective Time”), each common unit issued and outstanding immediately prior to the Effective Time (other than common units held in the Partnership’s treasury or held by the general partner immediately prior to the Effective Time, which shall be canceled and extinguished without any conversion thereof, and no consideration shall be delivered in exchange therefor) will be converted automatically into the right to receive 1.7500 shares of common stock, par value $0.04 per share, of Contango (“Contango common stock”).

The closing of the Merger is expected to occur in the fourth quarter of 2020 or the first quarter of 2021, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, the Partnership is subject to certain restrictions.

The Merger Agreement provides certain termination rights for each of the Partnership and Contango, including, among others, if the consummation of the Merger does not occur within 180 days of the date of the Merger Agreement. Should certain unlikely events occur under the specified circumstances outlined in the Merger Agreement, the Partnership will be required to pay Contango a termination fee of $1.5 million.

Contemporaneously with the execution of the Merger Agreement, we entered into a purchase and sale agreement requiring Contango to purchase certain assets for cash consideration of $9.0 million in the event that the Merger fails to close by January 23, 2021, subject to a 30 day extension if the failure of the Merger to close is due to the failure to obtain Contango shareholder approval or our unitholder approval.

In connection with entering into the Merger Agreement, the Partnership entered into a postponement letter with the lenders under its revolving credit facility (the “Postponement Letter”). The Postponement Letter provides, among other things, the Partnership may postpone the payment of the Original Deficiency Balance Amount and the Partnership’s compliance with the Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX until December 31, 2020.

Additional information on the proposed Merger is included in the Form 8-K filed with the SEC on October 26, 2020.

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

Executive Summary

Proposed Merger with Contango Oil and Gas and Redetermination Postponement

On October 25, 2020, the Partnership, the general partner, Contango Oil & Gas Company, a Texas corporation (“Contango”) and the Michael Merger Sub LLC, a Delaware limited liability company and a wholly-owned, direct subsidiary of Contango (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Upon the terms and subject to the conditions of the Merger Agreement, Mid-Con will merge with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a limited liability company and a wholly-owned, direct subsidiary of Contango.

At the effective time of the Merger (the “Effective Time”), each common unit issued and outstanding immediately prior to the Effective Time (other than common units held in the Partnership’s treasury or held by the general partner immediately prior to the Effective Time, which shall be canceled and extinguished without any conversion thereof, and no consideration shall be delivered in exchange therefor) will be converted automatically into the right to receive 1.7500 shares of common stock, par value $0.04 per share, of Contango common stock.

The closing of the Merger is expected to occur in the fourth quarter of 2020 or the first quarter of 2021, subject to the satisfaction of certain regulatory approvals and other customary closing conditions. The Merger Agreement provides that, during the periods from the date of the Merger Agreement until the closing of the Merger, the Partnership is subject to certain restrictions.

The Merger Agreement provides certain termination rights for each of the Partnership and Contango, including, among others, if the consummation of the Merger does not occur within 180 days of the date of the Merger Agreement. Should certain unlikely events occur under the specified circumstances outlined in the Merger Agreement, the Partnership will be required to pay Contango a termination fee of $1.5 million.

Contemporaneously with the execution of the Merger Agreement, we entered into a purchase and sale agreement requiring Contango to purchase certain assets for cash consideration of $9.0 million in the event that the Merger fails to close by January 23, 2021, subject to a 30 day extension if the failure of the Merger to close is due to the failure to obtain Contango shareholder approval or our unitholder approval.

In connection with entering into the Merger Agreement, the Partnership entered into a postponement letter with the lenders under its revolving credit facility (the “Postponement Letter”). The Postponement Letter provides, among other things, the Partnership may postpone the payment of the Original Deficiency Balance Amount and the Partnership’s compliance with the Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX until December 31, 2020.

Additional information on the proposed Merger is included in the Form 8-K filed with the SEC on October 26, 2020.

Recapitalization Transactions

The Partnership closed the Recapitalization Transactions on June 4, 2020, resulting in significant changes to the Partnership’s capital structure and governance, strengthening the Partnership’s balance sheet, creating alignment across all unitholders, reducing costs, streamlining operations and creating immediate and sustainable value for all unitholders. As part of the Recapitalization Transactions, all of the Partnership’s Class A and B Preferred Units were converted into common units at an average conversion price of $3.12 per Preferred Unit. In addition, ownership of the Partnership’s general partner was transferred to the Partnership, resulting in strengthened corporate governance, and a new Board of Directors which was elected by the written consent of the holders of a majority of the outstanding common units.

In conjunction with the Recapitalization Transactions, the Partnership also announced that Contango Resources became the new operator of the Partnership’s properties, replacing Mid-Con Energy Operating, on July 1, 2020. The move is expected to generate pro forma annual cash savings of approximately $6.5 million compared to 2019.

Financial and Operational Performance

Our financial and operational performance for the three months ended September 30, 2020, included the following:

•	Net loss of $3.5 million, compared to net income of $6.0 million for the three months ended September 30, 2019;
•	Average daily net production was 3,000 Boe/d, compared to 3,543 Boe/d for the three months ended September 30, 2019, a 15% decrease over the comparative period;
•

Oil and natural gas sales were $9.9 million, compared to $15.8 million for the three months ended September 30, 2019, which was primarily the result of a 27% decrease in average oil sales price per barrel (excluding the effects of derivatives); and

•	Loss on derivatives, net was $1.4 million, compared to a gain of $5.7 million for the three months ended September 30, 2019.

Our financial and operational performance for the nine months ended September 30, 2020 included the following:

•	Net loss of $12.7 million, compared to net income of $7.3 million for the nine months ended September 30, 2019;
•	Average daily net production was 3,106 Boe/d, compared to 3,516 Boe/d for the nine months ended September 30, 2019, a 12% decrease over the comparative period;
•

Oil and natural gas sales were $28.9 million, compared to $47.8 million for the nine months ended September 30, 2019, which was primarily the result of a 32% decrease in average oil sales price per barrel (excluding the effects of derivatives);

•	Gain on derivatives, net was $19.1 million, compared to a loss of $3.1 million for the nine months ended September 30, 2019; and
•	Cash flows from operating activities were $5.9 million, compared to $10.4 million for the nine months ended September 30, 2019.

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

As we entered the second quarter, predictions of COVID-19 driven global oil demand losses intensified, with forecasts of unprecedented demand declines. Based on these forecasts, OPEC plus nations held an emergency meeting, and in April they announced a coordinated production cut that was unprecedented in both its magnitude and duration. The OPEC agreement spans from May 2020 until April 2022, with the volume of production cuts easing over time. Additionally, non-OPEC plus countries, including the U.S., Canada, Brazil and other G-20 countries, announced organic reductions to production through the release of drilling rigs, frac crews, normal field decline and curtailments. Despite these planned production decreases, the supply cuts were not timely enough to overcome significant demand decline. Futures prices for April West Texas Intermediate crude (“WTI”) closed under $20 a barrel for the first time since 2001, followed by May WTI settling below zero on the day before futures contracts expiry, as holders of May futures contracts struggled to exit positions and avoid taking physical delivery. As storage constraints approached, spot prices in April for certain North American landlocked grades of crude oil were in the single digits or even negative for particularly remote or low-grade crudes, while waterborne priced crudes such as Brent crude sold at a relative advantage. The extreme volatility experienced in the first half of the year stabilized in the third quarter of 2020, with crude oil prices stabilizing around $40 per barrel.

From the beginning of the commodity price downturn in early 2020, we have closely monitored the market and taken proactive steps in response. Beginning in March 2020, the Partnership identified and shut-in approximately 400 wells through the end of April 2020 that were not economically viable at the existing pricing. The Partnership has continued to monitor economic well viability and as of the end of September 2020, the Partnership has returned approximately 58 wells to production compared to the active well count at the end of April 2020. The Partnership continues to be diligent in returning wells to production based on economic viability as commodity prices and expenses change. In addition to shut-in activities, the Partnership has continued to identify and execute strategies for reducing expenditures and lowering its leverage. As discussed above, in June 2020, the Partnership negotiated and executed the Recapitalization Transactions which is expected to generate pro forma annual cash savings of approximately $6.5 million compared to 2019.

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

Departure and Appointment of New Officers

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

Business Environment

The markets for oil and natural gas have been volatile and may continue to be volatile in the future, which means that the price of oil and natural gas may fluctuate widely. Sustained periods of low prices for oil and natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital. Our average sales price per Bbl, excluding commodity derivative contracts, was $36.13 and $53.43 for the nine months ended September 30, 2020 and 2019, respectively.

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

Results of Operations

The tables presented in this section summarize certain results of operations and period-to-period comparisons for the three and nine months ended September 30, 2020. Because of normal production declines, changes in drilling activities, fluctuations in commodity prices and the effects of acquisitions and divestitures, the historical data presented below should not be interpreted as being indicative of future results.

Net production volumes, average sales prices and unit costs per Boe

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
	2020	2019	Change	Change	2020	2019	Change	Change
Production volumes, net
Oil (MBbls)	252	294	(42)	(14%)	782	877	(95)	(11%)
Natural gas (MMcf)	146	193	(47)	(24%)	416	498	(82)	(16%)
Total (MBoe)	276	326	(50)	(15%)	851	960	(109)	(11%)
Average daily net production (Boe/d)	3,000	3,543	(543)	(15%)	3,106	3,516	(410)	(12%)

Average sales prices
Oil (per Bbl)
Sales price	$38.22	$52.61	$(14.39)	(27%)	$36.13	$53.43	$(17.30)	(32%)
Effect of net settlements on matured derivative instruments	$3.27	$(0.56)	$3.83	684%	$9.98	$(0.86)	$10.84	1260%
Realized oil price after derivatives	$41.49	$52.05	$(10.56)	(20%)	$46.11	$52.57	$(6.46)	(12%)
Natural gas (per Mcf)	$1.86	$1.47	$0.39	27%	$1.53	$1.87	$(0.34)	(18%)

Average unit costs per Boe
Lease operating expenses	$18.57	$25.44	$(6.87)	(27%)	$21.90	$23.66	$(1.76)	(7%)
Production and ad valorem taxes	$1.93	$4.09	$(2.16)	(53%)	$2.09	$4.25	$(2.16)	(51%)
Depreciation, depletion and amortization	$7.62	$7.85	$(0.23)	(3%)	$7.94	$8.36	$(0.42)	(5%)
General and administrative expenses	$7.88	$4.31	$3.57	83%	$9.35	$6.68	$2.67	40%

Oil and natural gas sales

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Oil sales	$9,632	$15,468	$(5,836)	(38%)	$28,253	$46,854	$(18,601)	(40%)
Natural gas sales	271	283	(12)	(4%)	635	930	(295)	(32%)
Total oil and natural gas sales	$9,903	$15,751	$(5,848)	(37%)	$28,888	$47,784	$(18,896)	(40%)

Oil and natural gas sales price and volume variances

	Three Months Ended September 30, 2020 and 2019			Nine Months Ended September 30, 2020 and 2019
(in thousands, except prices)	Change in prices	Production Volumes	Total Net Dollar Effect of Change	Change in prices	Production Volumes	Total Net Dollar Effect of Change
Effects of changes in sales price
Oil (Bbls)	$(14.39)	252	$(3,626)	$(17.30)	782	$(13,528)
Natural gas (Mcf)	$0.39	146	57	$(0.34)	416	(140)
Total oil and natural gas sales due to change in price			$(3,569)			$(13,668)

	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change	Change in Production Volumes	Prior Period Average Prices	Total Net Dollar Effect of Change
Effects of changes in production volumes
Oil (Bbls)	(42)	$52.61	$(2,209)	(95)	$53.43	$(5,075)
Natural gas (Mcf)	(47)	$1.47	(70)	(82)	$1.87	(153)
Total oil and natural gas sales due to change in production volumes			(2,279)			(5,228)
Total change in oil and natural gas sales			$(5,848)			$(18,896)

The change in oil and natural gas sales was primarily due to:

•	decreased oil sales prices; and
•	decreased production due to shut-in wells.

(Loss) gain on derivatives, net

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Cash settlements on matured derivatives, net	$2,267	$(164)	$2,431	1482%	$9,251	$(750)	$10,001	1333%
Non-cash change in fair value of derivatives	(3,646)	5,894	(9,540)	(162%)	9,811	(2,322)	12,133	523%
Total (loss) gain on derivatives, net	$(1,379)	$5,730	$(7,109)	(124%)	$19,062	$(3,072)	$22,134	721%

See Note 4 and Note 5 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Lease operating expenses

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Lease operating expenses	$5,124	$8,213	$(3,089)	(38%)	$18,481	$22,109	$(3,628)	(16%)
Workover expenses	—	80	(80)	(100%)	159	601	(442)	(74%)
Total lease operating expenses	$5,124	$8,293	$(3,169)	(38%)	$18,640	$22,710	$(4,070)	(18%)

The change in LOE in total and per Boe for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to:

•	decreased activity due to the unprecedented decline in oil and natural gas prices, and resulting shut-in wells;
•	decreased administrative overhead; and
•	decreased workover expenses.

The change in LOE in total and per Boe for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to:

•	decreased activity due to the unprecedented decline in oil and natural gas prices, and resulting shut-in wells;
•	decreased administrative overhead;
•	divestitures of our Texas properties; and
•	decreased workover expenses; offset by
•	incremental costs associated with properties acquired in Oklahoma and Wyoming.

Production and ad valorem taxes

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Production taxes	$382	$1,095	$(713)	(65%)	$1,672	$3,204	$(1,532)	(48%)
Ad valorem taxes	151	238	(87)	(37%)	109	880	(771)	(88%)
Total production and ad valorem taxes	$533	$1,333	$(800)	(60%)	$1,781	$4,084	$(2,303)	(56%)

The change in production and ad valorem taxes in total and per Boe was primarily due to:

•	decreased oil and natural gas revenue; and
•	ad valorem tax refund for over-withheld taxes in Wyoming.

Depreciation, depletion, amortization and impairment expenses (“DD&A”)

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Depreciation, depletion and amortization	$2,104	$2,559	$(455)	(18%)	$6,759	$8,026	$(1,267)	(16%)
Impairment	—	180	(180)	(100%)	19,547	384	19,163	4990%
Total DD&A and impairment expense	$2,104	$2,739	$(635)	(23%)	$26,306	$8,410	$17,896	213%

The change in DD&A in total and per Boe was primarily due to the net impact of the Texas divestitures and the properties acquired in Oklahoma and Wyoming.

Impairment of proved oil and natural gas properties for the nine months ended September 30, 2020, was primarily due to an unprecedented decline in oil prices. Impairment of proved oil and natural gas properties for the three and nine months ended September 30, 2019, was primarily due to wellbore issues on a certain Texas project.

General and administrative expenses

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
General and administrative expenses	$2,176	$1,283	$893	70%	$7,685	$5,837	$1,848	32%
Non-cash compensation	—	121	(121)	(100%)	271	577	(306)	(53%)
Total general and administrative expenses	$2,176	$1,404	$772	55%	$7,956	$6,414	$1,542	24%

The change in G&A in total and per Boe for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to:

•	increased professional and other fees related to recapitalization and merger activities; partially offset by
•	decreased non-cash compensation expense.

The change in G&A in total and per Boe for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to:

•	increased professional and other fees related to recapitalization and merger activities; partially offset by
•	decreased non-cash compensation expense.

Gain on sales of oil and natural gas properties, net

During the months ended September 30, 2019, there was a gain on sales of oil and natural gas properties, net of $9.7 million, which was primarily due to the divestiture of substantially all of our Texas properties as part of the Strategic Transaction.

Interest expense

	Three Months Ended September 30,			%	Nine Months Ended September 30,			%
(in thousands)	2020	2019	Change	Change	2020	2019	Change	Change
Interest expense	$1,630	$1,175	$455	39%	$3,998	$4,019	$(21)	(1%)
Average effective interest rate	6.77%	5.51%	1.26%	23%	6.07%	5.68%	0.39%	7%

The change in interest expense for the three months ended September 30, 2020, was primarily related to paid-in-kind interest on the revolving credit facility.

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

Our liquidity position at November 6, 2020, consisted of approximately $0.9 million of available cash. We currently have no availability under our revolving credit facility. At March 31, 2020, the Partnership was not in compliance with the leverage ratio covenant of our credit agreement. Amendment 15 to the credit agreement was effective as of June 1, 2020. Amendment 15 to the credit agreement, among other changes, decreased the borrowing base from $95.0 million to $64.0 million and established a monthly repayment schedule beginning June 1, 2020, through November 1, 2020, for the $11.0 million borrowing base deficiency; permitted the Recapitalization Transactions; introduced anti-cash hoarding provisions and restrictive covenants on capital and general and administrative spending; provided for all loans to bear payment-in-kind interest, capitalized on a quarterly basis; excluded certain assumed liabilities from the Current Ratio calculation for the quarters ending June 30, 2020, September 30, 2020, and December 31, 2020; and required the Partnership’s Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX not to exceed:

•	5.75 to 1.00 for the quarter ending June 30, 2020,
•	5.00 to 1.00 for the quarter ending September 30, 2020,
•	4.50 to 1.00 for the quarter ending December 31, 2020, and
•	4.25 to 1.00 for the quarter ending March 31, 2021, and thereafter.

In connection with entering into the Merger Agreement, the Partnership entered into a postponement letter with the lenders under the revolving credit facility (the “Postponement Letter”). The Postponement Letter provided, among other things, that the Partnership may postpone the payment of the Original Deficiency Balance Amount and the Partnership’s compliance with the Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX until December 31, 2020.

At September 30, 2020, we were in compliance with the financial covenants required by the credit agreement. Our ability to continue as a going concern is dependent on the re-negotiation of our revolving credit facility that matures May 1, 2021, or other measures such as the sale of assets or raising additional capital. These factors raise substantial doubt over the Partnership’s ability to continue as a going concern, and therefore, whether we will realize our assets and extinguish our liabilities in the normal course of business and at the amounts stated in the financial statements.

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

In connection with entering into the Merger Agreement, the Partnership entered into a postponement letter with the lenders under the revolving credit facility (the “Postponement Letter”). The Postponement Letter provided, among other things, that the Partnership may postpone the payment of the Original Deficiency Balance Amount and the Partnership’s compliance with the Leverage Ratio of Consolidated Funded Indebtedness to Consolidated EBITDAX until December 31, 2020.

At September 30, 2020, the Partnership was in compliance with the financial covenants required by the credit agreement. At November 6, 2020, the outstanding balances of our revolving credit facility and standby letter of credit were $68.5 million and $1.0 million, respectively. See Note 7 to the unaudited condensed consolidated financial statements for additional information on Amendment 15 to the credit agreement.

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

In connection with the proposed Merger, the Merger Agreement provides certain termination rights under which we may exercise and effectively terminate the Merger Agreement. Should certain unlikely events occur under the specified circumstances outlined in the Merger Agreement, we will be required to pay Contango a termination fee of $1.5 million. Contemporaneously with the execution of the Merger Agreement, we entered into a purchase and sale agreement requiring Contango to purchase certain assets for cash consideration of $9.0 million in the event that the Merger fails to close by January 23, 2021, subject to a 30 day extension if the failure of the Merger to close is due to the failure to obtain Contango shareholder approval or our unitholder approval.

Due to the current oil and natural gas environment, Amendment 15 to our credit agreement restricted our capital spending for the remainder of 2020.

Commodity Derivative Contracts

Our risk management program is intended to reduce our exposure to commodity price volatility and to assist with stabilizing cash flows. Accordingly, we utilize commodity derivative contracts (swaps, calls, puts and collars) to manage a portion of our exposure to commodity prices. The commodity derivative contracts that we have entered into generally have the effect of providing us with a fixed price or a floor for a portion of our expected future oil production over a fixed period of time. We enter into commodity derivative contracts or modify our portfolio of existing commodity derivative contracts when we believe market conditions or other circumstances suggest that it is prudent or as required by our lenders. At September 30, 2020, we had commodity derivative contracts covering 66% and 50%, respectively, of our estimated 2020 and 2021 average daily production (estimate calculated based on September 2020 net daily oil production volumes). See Note 4 to the unaudited condensed consolidated financial statements for additional information regarding our commodity derivative contracts.

Sources and Uses of Cash

The following table summarizes the net change in cash and cash equivalents for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,			%
(in thousands)	2020	2019	Change	Change
Operating activities
Net used in operating activities	$5,850	$10,422	$(4,572)	(44%)
Investing activities
Acquisitions of oil and natural gas properties	(111)	(3,296)	3,185	97%
Additions to oil and natural gas properties	(5,905)	(9,363)	3,458	37%
Additions to other property and equipment	(84)	—	(84)	(100%)
Proceeds from sales of oil and natural gas properties	—	32,514	(32,514)	(100%)
Proceeds from sale of other assets	365	123	242	197%
Net cash (used in) provided by investing activities	(5,735)	19,978	(25,713)	(129%)
Financing activities
Proceeds from line of credit	6,000	8,000	(2,000)	(25%)
Payments on line of credit	(4,750)	(36,000)	31,250	87%
Distributions to preferred unitholders	(800)	(2,400)	1,600	67%
Debt issuance costs	(396)	—	(396)	(100%)
Net cash provided by (used in) financing activities	54	(30,400)	30,454	100%
Change in cash and cash equivalents	$169	$—	$169	100%

Operating activities. The change in operating cash flows for the periods compared was primarily attributable to:

•	decreased oil and natural gas sales of $18.9 million; offset by
•	increased net settlements received on derivatives of $10.0 million; and
•	decreased LOE of $4.1 million.

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

Off–Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited consolidated financial statements.

There have been no material changes in our critical accounting policies and procedures during the nine months ended September 30, 2020. See our critical accounting policies in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our chief executive officer (principal executive officer) and chief accounting officer (principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q.

Changes in Internal Controls Over Financial Reporting

There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

Failure of third-parties on which we rely, including our suppliers, contractors, joint venture partners and external business partners, to meet their obligations to the Partnership, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties or restrictions imposed in response to the disease outbreak;

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

Significant reductions in crude oil, natural gas and NGLs prices could also require us to reduce our capital expenditures, impair the carrying value of our assets or discontinue the classification of certain assets as proved reserves. In the first six-month period of 2020, we recognized several impairments, which are described in Note 5 to the unaudited condensed consolidated financial statements. If the outlook for commodity prices remain low relative to their historic levels, and as we continue to optimize our investments and exercise capital flexibility, it is reasonably likely we will incur future impairments to long-lived assets. Although it is not reasonably practicable to quantify the impact of any future impairments or estimated change to our unit-of-production at this time, our results of operations could be adversely affected as a result.

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

Beginning on July 1, 2020, we rely primarily on a subsidiary of Contango to manage and operate our business. The individuals who Contango uses to manage us may also provide substantially similar services to the affiliates of Contango, and thus may not be solely focused on our business.

Beginning on July 1, 2020, we rely primarily on Contango to manage us and operate our assets. Upon the consummation of the Recapitalization Transactions, we entered into a services agreement with Contango Resources effective on July 1, 2020, pursuant to which Contango Resources provides management, administrative and operational services to us after the termination of a transition service agreement with Mid-Con Energy Operating.

Contango Resources continues to provide substantially similar services and personnel to the affiliates of Contango Resources and, as a result, may not have sufficient human, technical and other resources to provide those services at a level that it would be able to provide to us if it did not provide similar services to these other entities. Additionally, Contango may make internal decisions on how to allocate its available resources and expertise that may not always be in our best interest compared to those of the affiliates of Contango or other affiliates of our general partner. There is no requirement that Contango Resources favor us over these other entities in providing its services. If the employees of Contango Resources do not devote sufficient attention to the management and operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

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

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the Partnership. In addition, even if our operations are restructured successfully, the full benefits of the Recapitalization Transactions may not be realized, including the cost savings, increased sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the Recapitalization Transactions. All of these factors could cause dilution to our earnings per unit and negatively impact the price of our common units.

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

Risks Related to the Merger Agreement

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our businesses.

Uncertainty about the effect of the Merger on employees and those that do business with us may have an adverse effect on the Partnership. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us. Current and prospective employees of the Partnership may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on our current ability to attract or retain key management and other key personnel regardless of whether the Merger is completed.

In addition, the Merger Agreement restricts us from entering into certain corporate transactions, entering into certain material contracts, making certain changes to our capital budget, incurring certain indebtedness and taking other specified actions without the consent of Contango, and generally requires us to continue our operations in the ordinary course of business during the pendency of the Merger. These restrictions may prevent us from pursuing attractive business opportunities or adjusting our capital plan prior to the completion of the Merger.

We may be subject to lawsuits relating to the Merger, which could adversely affect our business, financial condition and operating results.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our and Contango’s respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, which may adversely affect our and Contango’s respective business, financial position and results of operations.

The Merger may not be completed, and the Merger Agreement may be terminated in accordance with its terms. Failure to complete the Merger could negatively impact the price of shares of the Partnership’s common units, as well as the Partnership’s future business and financial results.

The Merger is subject to a number of conditions that must be satisfied, including the approval by the Partnership’s unitholders of the Merger Agreement and approval by Contango’s stockholders of the issuance of Contango shares in connection with the Merger, or waived, in each case prior to the completion of the Merger. These conditions to the completion of the Merger, some of which are beyond the control of the Partnership and Contango, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. The Merger Agreement may also be terminated under certain circumstances. If the transactions contemplated by the Merger Agreement are not completed for any reason, the Partnership’s ongoing businesses and financial results may be adversely affected. In addition, if the Merger Agreement is terminated and the Partnership’s Board seeks another merger or business combination, the Partnership may not be able to find a party willing to offer equivalent or more attractive consideration than the consideration Contango has agreed to provide in the Merger.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, could discourage a potential competing acquiror of us from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay Contango a termination fee of $1.5 million.

The Merger Agreement contains a general prohibition on us and Contango from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by our boards of directors, entering into discussions with any third-party regarding any competing proposal or offer for a competing transaction. In addition, each party generally has an opportunity to offer to modify the terms of Merger in response to any third-party alternative transaction proposal before a party’s board of directors may withhold, withdraw, qualify or modify its recommendation with respect to the Merger Agreement proposal or the share issuance proposal, as applicable. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee of $1.5 million to Contango.

These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of us or pursuing an alternative transaction with us either from considering or proposing such a transaction, even if a third-party acquiror were prepared to pay consideration with a higher per unit price than the per unit price proposed to be received in the merger or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the $1.5 million termination fee that may become payable in certain circumstances.

Because the exchange ratio in the Merger Agreement is fixed and because the market price of the Partnership’s common units will fluctuate prior to the completion of the Merger, our unitholders cannot be sure of the market value of the Partnership’s common units they will receive as consideration in the Merger.

Under the terms of the Merger Agreement, our stockholders will receive consideration consisting of 1.7500 shares of Contango common stock for each of the Partnership’s common units. The exchange ratio is fixed, and there will be no adjustment to the merger consideration for changes in the market price of Contango common stock or our common units prior to the completion of the Merger.

If the Merger is completed, there will be a time lapse between the date of signing of the Merger Agreement and the date on which our unitholders who are entitled to receive the merger consideration actually receive the merger consideration. The respective market values of Contango’s common stock and the Partnership’s common units have fluctuated and may continue to fluctuate during this period as a result of a variety of factors, including general market and economic conditions, changes in each company’s business, operations and prospects, commodity prices, regulatory considerations and the market’s assessment of Contango’s business and the Merger. Such factors are difficult to predict and, in many cases, may be beyond the control of Contango and us. The actual value of the merger consideration received by our unitholders at the completion of the Merger will depend on the market value of Contango common stock at that time. This market value may differ, possibly materially, from the market value of Contango common stock at the time the Merger Agreement was entered into or at any other time.

Our unitholders will have a reduced ownership and voting interest in Contango after the Merger compared to their current ownership in the Partnership on a standalone basis and will exercise less influence over management.

Currently, the Partnership’s unitholders have the right to vote in the election of the Partnership’s Board and on other matters requiring unitholder approval under Delaware law and the Partnership’s certificate of limited partnership and limited partnership agreement. As a result of the Merger, the Partnership’s current unitholders will own a smaller percentage of the combined company than they currently own of the Partnership, and as a result will have less influence on the management and policies of Contango post-Merger than they now have on the management and policies of the Partnership.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The private placement of common units in connection with the Recapitalization Transactions relied upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At March 31, 2020, we were in default of the Consolidated Funded Indebtedness to Consolidated EBITDAX covenant under our existing credit agreement. On June 4, 2020, we entered into Amendment 15 to our credit agreement in conjunction with the closing of the Recapitalization Transactions, which included a waiver of this default. At September 30, 2020, we were in compliance with financial covenants required by our credit agreement.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed below are filed as part of this Quarterly Report:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of October 25, 2020, by and among Contango Oil & Gas Company, Michael Merger Sub LLC, Mid-Con Energy Partners, LP, and Mid-Con Energy GP, LLC.*

10.1 10.2

Postponement of Fall 2020 Scheduled Redetermination and Certain Payments under the Credit Agreement, dated as of December 20, 2011, among Mid-Con Energy Properties, LLC, a Delaware limited liability company (the “Borrower”), Wells Fargo Bank, National Association, as administrative agent (in such capacity, the “Administrative Agent”), and the lenders party thereto (the “Lenders”, and such agreement, as heretofore amended and restated, modified or supplemented, the “Credit Agreement”).

Purchase and Sale Agreement, dated October 25, 2020, among Mid-con Energy Properties, LLC, as seller and Contango Oil & Gas Company, as Purchaser.*

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

* This filing excludes schedules pursuant to Item 601(b)(2) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MID-CON ENERGY PARTNERS, LP

By: Mid-Con Energy GP, LLC, its general partner

November 16, 2020	By:	/s/ Sherry L. Morgan
Sherry L. Morgan
Chief Executive Officer

November 16, 2020	By:	/s/ Jodie L. DiGiacomo
Jodie L. DiGiacomo
Chief Accounting Officer
as Principal Financial Officer